Form 10-Q
period 1999-10-30
PERFUMANIA COM INC
filed 1999-12-14
CIK 1087782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999

                        COMMISSION FILE NUMBER 001-15311


                              perfumania.com, inc.
             (Exact name of registrant as specified in its charter)



            FLORIDA                                     65-0884688
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)


                   11701 N.W. 101ST ROAD MIAMI, FLORIDA 33178
                     (Address of principal executive office)

                                 (305) 889-1600
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

YES [X] NO [ ]


            As of December 14, 1999, perfumania.com had 7,500,000 shares of common stock, $0.01 par value, outstanding.

                              perfumania.com, inc.


                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Balance Sheets........................................................      3

         Statements of Operations..............................................      4

         Statement of Cash Flows...............................................      5

         Notes to Financial Statements.........................................      6

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operation........................      9

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Uses of Proceeds............................     13

ITEM 5.  Other Information.....................................................     13

ITEM 6.  Exhibits and Reports on Form 8-K......................................     13

         Signatures............................................................     14



                              perfumania.com, inc.
                                 BALANCE SHEETS


                                                     OCTOBER 30,        JANUARY 30,
                                                        1999               1999
                                                    ------------       ------------
ASSETS

Current assets:
  Cash and cash equivalents                         $ 11,166,297       $    100,000
  Accounts receivable                                    235,695                 --
  Due from Parent                                        632,900                 --
  Inventories                                            599,069                 --
  Prepaid expenses and other current assets               94,630            209,655
                                                    ------------       ------------

     Total current assets                             12,728,591            309,655

Property and equipment, net                              117,330             14,213
Other assets                                              50,000                 --
                                                    ------------       ------------

Total assets                                        $ 12,895,921       $    323,868
                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses             $    270,561       $     66,037
  Due to parent                                               --            531,326
                                                    ------------       ------------

     Total liabilities                                   270,561            597,363
                                                    ------------       ------------

Commitments and contingencies                                 --                 --
                                                    ------------       ------------

Stockholders' equity (deficit):
  Common stock, $0.01 par value, 20,000,000
    shares authorized, 7,500,000 shares issued
    and outstanding                                       75,000             50,000
  Additional paid in capital                          14,277,271                 --
  Accumulated deficit                                 (2,589,286)          (323,495)
  Common stock warrants                                  917,500                 --
  Unearned service compensation                          (55,125)                --
                                                    ------------       ------------

Total stockholders' equity  (deficit)                 12,625,360           (273,495)
                                                    ------------       ------------

Total liabilities and stockholders' equity
  (deficit)                                         $ 12,895,921       $    323,868
                                                    ============       ============



             The accompanying financial statements are integral part
                         of these financial statements.

                              perfumania.com, inc.
                            STATEMENTS OF OPERATIONS



                                                       Three Months Ended   Nine Months Ended
                                                        October 30, 1999    October 30, 1999
                                                       ------------------   ----------------
Net sales                                                  $   537,165         $   927,008
Cost of sales                                                  441,622             736,069
                                                           -----------         -----------

Gross profit                                                    95,543             190,939
                                                           -----------         -----------

Operating expenses:
   General and administrative expenses                         308,511             798,113
   Marketing and advertising expenses                          259,157             911,203
   Web site development expenses                                61,551             196,673
   Consulting fees                                              19,200             137,704
   Management fees to Parent                                    97,936             266,792
                                                           -----------         -----------

       Total operating expenses                                746,355           2,310,485
                                                           -----------         -----------

Loss from operations                                          (650,812)         (2,119,546)
Interest expense to Parent                                     (76,301)           (176,218)
Interest income                                                 29,973              29,973
                                                           -----------         -----------

Net loss                                                   $  (697,140)        $(2,265,791)
                                                           ===========         ===========

Basic loss per common share                                $     (0.12)        $     (0.43)
                                                           ===========         ===========

Diluted loss per common share                              $     (0.12)        $     (0.43)
                                                           ===========         ===========
Weighted average number of common shares
  outstanding used in basic and diluted calculation          5,879,121           5,269,360
                                                           ===========         ===========





             The accompanying financial statements are integral part
                         of these financial statements.

                              perfumania.com, inc.
                            STATEMENTS OF CASH FLOWS

                                                                               Nine Months
                                                                                  Ended
                                                                             October 30, 1999
                                                                             ---------------
Cash flows from operating activities:
  Net loss                                                                     $ (2,265,791)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Provision for inventory                                                        35,000
      Depreciation and amortization                                                   7,920
      Amortization service compensation                                              11,025
      Changes in operating assets and liabilities, net of acquisitions:
        Increase in accounts receivable                                            (235,695)
        Increase in prepaid expenses and other current assets                       (94,630)
        Increase in inventories                                                    (424,414)
        Increase in accounts payables and accrued
         expenses                                                                   204,524
                                                                               ------------

Net cash used in operating activities                                            (2,762,061)
                                                                               ------------

Cash flows from investing activities:
  Purchases of property and equipment                                              (111,037)
  Acquisition from Parent                                                          (500,000)
                                                                               ------------

Net cash used in investing activities                                              (611,037)
                                                                               ------------

Cash flows from financing activities:
  Issuance of common stock, net of transaction costs
    of $1,911,928 charged to paid in capital                                     15,603,621
  Net (payments to) borrowings from parent                                       (1,164,226)
                                                                               ------------

Net cash provided by financing activities                                        14,439,395
                                                                               ------------

Increase in cash and cash equivalents                                            11,066,297
Cash and cash equivalents, beginning of period                                      100,000
                                                                               ------------

Cash and cash equivalents, end of period                                       $ 11,166,297
                                                                               ============


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

         During the three months ended October 30, 1999, perfumania.com issued stock options in consideration for services. The value of the unamortized stock options has been included as unearned service compensation in the stockholders' equity (deficit) section of the accompanying balance sheet.

         In connection with perfumania.com's initial public offering, the company granted common stock warrants to the underwriters valued at $917,500.
The $917,500 was accounted for as common stock warrants and as reduction of additional paid-in capital in the stockholders' equity.




             The accompanying financial statements are integral part
                         of these financial statements.

                              perfumania.com, inc.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS FOR PRESENTATION OF FINANCIAL STATEMENTS

         perfumania.com, inc. is an online retailer of fragrances, fragrance related products and bath and body products on a retail and wholesale basis. perfumania.com utilizes Perfumania, Inc.'s (the "Parent") business relationships and infrastructure and relied on the Parent to provide financing for its operations from its inception through its initial public offering.

         The accompanying unaudited consolidated financial statements of perfumania.com, inc. ("perfumania.com" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes thereto included in perfumania.com Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission. The balance sheet data as of January 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year.


NOTE 2 - INITIAL PUBLIC OFFERING

         In September 1999, perfumania.com completed its initial public offering and received proceeds of approximately $16,100,000, net of $1,400,000 underwriting discounts and commissions, from the sale of 2,500,000 shares of its common stock. perfumania.com used $3,343,900 of the proceeds to repay advances from the Parent. Additionally, perfumania.com incurred approximately $512,000 in other costs in connection with the offering.

         In connection with the offering, perfumania.com granted common stocks warrant to the underwriters to purchase 350,000 shares of common stock at an exercise price of $9.80 per share. The common stock warrants can be exercised at any time for a period of five years. The market value of the warrants was established using the Black-Scholes model at $1,284,500, of which $917,500 was allocated to the Company. In addition, perfumania.com granted an option to the underwriters to purchase up to 525,000 shares of common stock at $7.00 per share. The option agreement was subsequently canceled.

NOTE 3 - ACQUISITION

         In October 1999, perfumania.com acquired from the Parent certain assets of PostAcard.com, consisting primarily of an e-commerce greeting card website, for $500,000 in cash. The acquisition has been recorded at the Parent's historical cost of $50,000, and the excess of $450,000 was charged to additional paid in capital.

NOTE 4 - RELATED PARTY TRANSACTIONS

         perfumania.com has purchased inventory since inception from the Parent at an amount equal to the Parent's cost plus five percent. For the three and nine months ended October 30, 1999, such purchases totaled approximately $197,000 and $740,000, respectively.

         perfumania.com is charged for various services provided by the Parent including administrative, distribution and other services. Such charges were approximately $98,000 and $266,800 for the three and nine months ended October 30, 1999, respectively, and are classified as management fees in the accompanying statements of operations. Purchases of inventory and expenses charged by the Parent are not necessarily indicative of costs and expenses which might have been incurred had perfumania.com been operating as a separate stand-alone company.

NOTE 5 - SEGMENT INFORMATION

         During the three and nine months ended October 30, 1999, perfumania.com generated wholesale sales of $134,500 and $176,800, respectively. The cost of sales associated with those sales amounted to $117,400 and $153,500 for the three and nine months ended October 30, 1999, respectively. Wholesale gross profit was $17,100 or 12.7% and $23,300 or 13.2% for the three and nine months ended October 30, 1999.

NOTE 6 - EARNINGS PER SHARE

         Basic loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding including the dilutive effect of stock options and warrants using the treasury stock method.

         Potentially dilutive shares for the three and nine months ended October 30, 1999, which have not been included in the diluted per share calculation include 5,684 and 2,455 shares, respectively, because their effects would be anti-dilutive due to the loss incurred by perfumania.com. Accordingly, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

NOTE 7 - COMMITMENTS

         Effective April 15, 1999, perfumania.com entered into a three years service agreement with a software and network developer providing web hosting services. Pursuant to the agreement, perfumania.com must remit 36 equal monthly installments of $14,200. Under the term of the service agreement, in return for displaying the network developer's corporate logo on perfumania.com's web page, perfumania.com shall receive a marketing credit of $1,700 per month, resulting in a net monthly web hosting service fee of $12,500 per month. Early termination fee will be applicable if services are discontinued before the service agreement termination date. The net monthly web hosting service fee is expensed as incurred and is reflected in web site development expenses in the accompanying financial statements.

         Effective May 1, 1999, perfumania.com entered into an employment agreement with its president and chief executive officer for a five year initial term. Among the provisions of the employment agreement, the president and chief executive officer will receive a base salary of $200,000 and stock options to buy 225,000 shares of common stock at an exercise price of $7.00 per share.

NOTE 8 - SUBSEQUENT EVENTS

         On December 10, 1999, the Parent entered into an option agreement with an investment firm granting the investment firm two options to acquire up to 2,500,000 shares of common stock of perfumania.com from the Parent. The first option provides that the investment firms may purchase 2,000,000 shares for $6.00 per share on or prior to January 15, 2000 and provided that this option has been exercised, a second option provides that the investment firm may purchase 500,000 shares of $8.00 on or prior to the earlier to occur of December 31, 2000 or various other events, as defined in the agreement. The agreement provides that if the first option is exercised, nominees of the investment firm will be appointed to constitute the majority of the members of the board of directors of the Company subject to satisfaction of applicable SEC regulations. Subject to the exercise of the first option, the agreement also limits the amount of shares of perfumania.com that may be sold by the Parent as well as the timing of these sales. Assuming that both options are exercised for a total of 2,500,000 shares, the Parent will retain 1,500,000 shares of the total 7,500,000 outstanding shares of perfumania.com.

NOTE 9 - RECENT PRONOUNCEMENTS

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Pursuant to SFAS No. 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. perfumania.com has not yet determined the impact that the adoption of SFAS No. 133 will have, but does not currently expect the adoption to have a material impact on its results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and related notes herein included. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

         perfumania.com operates an online store that specializes in the sale of fragrances, fragrance related products and bath and body products on a retail and wholesale basis. We launched our online store in February 1999. Perfumania, Inc. (the "Parent") has financed our operations since our inception on January 7, 1999. These cash flows are not indicative of the cash flows that would have resulted had perfumania.com been operating as a separate stand-alone company during the periods presented. Since our incorporation, we have incurred significant losses as a result of our start up costs. Cumulative losses since inception date amounted to $2,589,300.

         We intend to enhance the features of our online store. We believe that our operating expenses will significantly increase as a result of the financial commitments related to the development of marketing channels, future strategic relationships and enhancements to our online stores and other capital expenditures. We expect to incur losses and generate negative cash flow from operations for the foreseeable future. Our profitability primarily depends upon our ability to generate traffic and revenues on our online store and substantially increase net sales. In view of the rapidly changing nature of our business and our limited operating history, we believe that our historical operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

         NET SALES. Net sales include the sale of our fragrances and fragrance related products, net of returns and outbound shipping charges. Net sales totaled $537,200 and $927,000 for the three and nine months period ended October 30, 1999, respectively. During the three and nine months period ended October 30, 1999 net sales included $134,500 and $176,800 of wholesale sales.

         COST OF SALES. Cost of sales consists primarily of the cost of merchandise sold and outbound and inbound shipping costs. Cost of sales totaled $441,600 and $736,100 for the three and nine months ended October 30, 1999, respectively. During the three and nine months ended October 30, 1999 cost of sales included $117,400 and $153,500 from wholesale sales, respectively.

         GROSS PROFIT. For the three and nine months ended October 30, 1999, perfumania.com gross profit was $95,600 and $190,900 or 17.8% and 20.6% of net sales, respectively. Included within gross profit for the three and nine months ended October 30, 1999 was $17,100 and $23,300 or 12.7% and 13.2%, respectively, of wholesale sales. In the future, we may expand or increase the discounts offered to customers as well as expand product offerings to areas that may have lower gross margins than our existing business.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, recruiting, professional fees and other general corporate expenses. General and administrative expenses totaled $308,500 and $798,100 for the three and nine months ended October 30, 1999, respectively. General and administrative expenses will continue to increase as our staff expands and incurs additional costs to support the growth of the business.

         MANAGEMENT FEES. Management fees consist primarily of expenses, which have been allocated to perfumania.com by Perfumania, Inc. for costs associated with resources it shares. These fees consist primarily of the pro rata cost of rent, utilities and facilities maintenance. Management fees totaled $97,900 and $266,800 for the three and nine months ended October 30, 1999, respectively. Effective May 1, 1999, perfumania.com and Perfumania, Inc. entered into an intercompany services agreement covering these services.

         MARKETING AND ADVERTISING EXPENSES. Marketing and advertising expenses consist of expenditures related to advertising and promotion. Marketing and advertising expenses totaled $259,200 and $911,200 for the three and nine months ended October 30, 1999, respectively. During February 1999, perfumania.com began a cross-marketing campaign with Perfumania, Inc. that it intends to continue. We expect to expand our marketing efforts and, as a result our marketing expenses will significantly increase.

         WEB SITE DEVELOPMENT EXPENSES. Web site development expenses consist principally of expenses for development of our Web site, network operations and systems and telecommunications infrastructure. Web site development expenses totaled $61,600 and $196,700 for the three and nine months ended October 30, 1999, respectively. This amount reflects the staffing and associated costs related to building and enhancing our online store and transaction-processing systems, as well as our investment in systems and telecommunications infrastructure. Web site development expenses are expected to increase as we continue to enhance our online store and expand our staff.

         CONSULTING FEES. Consulting fees consist primarily of amounts paid to various technical and managerial consultants for services provided in the development of perfumania.com. Consulting fees totaled $19,200 and $137,700 for the three and nine months ended October 30, 1999, respectively.

         INCOME TAXES. perfumania.com was incorporated in January 1999 and has not yet filed a federal income tax return or a State of Florida income tax return. perfumania.com's 1999 fiscal year will end on January 29, 2000. perfumania.com expects to have operating losses for the foreseeable future and does not expect to have any federal or state income tax liability until it is profitable and its net operating loss carry forwards are used or expire.

         NET LOSS. As a result of the factors discussed above, primarily relating to the significant initial investments made in establishing and developing our Web site, the net loss totaled $697,100 and $2,265,800 for the three and nine months ended October 30, 1999, respectively. We expect to incur net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal capital requirements are to acquire merchandise, maintain and improve our online store and engage in advertising and promotional activities. Effective April 15, 1999, we entered into a 36-month service agreement with a software and network developer providing Web hosting services and make 36 equal monthly payments of $14,200. Under the term of the service agreement, in return for displaying the network developer's corporate logo on our Web page, we shall receive a marketing credit of $1,700 per month, resulting in a net monthly Web hosting services fee of $12,500 per month. The net monthly Web hosting service fee is expensed as incurred and is reflected in Web site development expenses. We are subject to an early termination fee of $201,165 if cancelled within the first 12 months and $100,583 if cancelled after 24 months of service.

         At October 30, 1999, we had a working capital of approximately $12,458,000, compared to working capital deficit of $287,700 at January 31, 1999. The increase in working capital was due mainly to the completion of perfumania.com initial public offering, in which perfumania.com received approximately $15,603,600.

         During the nine months ended October 30, 1999, we used $2,762,100 in our operating activities. This was mainly the result of losses of $2,265,800, increases in accounts receivable of $235,700, inventory of $424,400 and prepaid expenses and other current assets of $94,600, offset by an increase in accounts payable and accrued expenses of $289,500 and non-cash items amounting to $53,900.

         We used $611,000 in investing activities for the nine months ended October 30, 1999. These expenditures are primarily related to the purchase of computer hardware and software and $500,000 for the acquisition of PostAcard.com from the Parent.

         Net cash provided by financing activities was $14,439,400 for the nine months ended October 30, 1999. In September 1999, the Company completed its initial public offering and received proceeds of $16,100,000, net of $1,400,000 underwriting discounts and commissions, from the sale of 2,500,000 shares its common stock. perfumania.com used $3,343,900 of the proceeds to repay advances from the Parent. Additionally, perfumania.com incurred approximately $512,000 in other costs in connection with the offering. Management of the Company expects to use the remaining proceeds for working capital, general corporate purposes, and expansion of the perfumania.com operations including potential acquisitions. Pending completion of such uses, the Company has invested the net proceeds of the offering in high-quality short-term, interest bearing investment-grade debt securities, certificates of deposit or direct or guaranteed obligations of the United States.

         Our long-term capital requirements beyond this period will depend on numerous factors, including, but not limited to, the following:

         o  The rate of market acceptance of the online store;

         o  The ability to expand our customer base;

         o  The cost of upgrades to our online store; and

         o  The level of expenditures for sales and marketing and other factors.

         If the funds from this offering and our revenues are insufficient to fund the activities in the short or long term, we would need to raise additional funds by incurring debt or through public or private offerings of our stock. We may not be able to do either on terms favorable to us, if at all.

         YEAR 2000 READINESS The Year 2000 issue results from computer systems using two digits rather than four to represent the year so that a date using "00" is recognized as the year 1900 rather than the year 2000. This situation may disrupt the smooth operation of both our and third party's computer systems.

         We have preliminarily assessed our Year 2000 exposure and believe that we can achieve Year 2000 readiness by the fourth quarter of 1999. We are developing a plan of communication with significant business partners to obtain appropriate assurances that their Year 2000 issues are resolved in a timely manner. Our remediation costs to date have not been material and we do not anticipate that our future remediation costs will have a material effect on our business.

         In estimating our Year 2000 related costs, we have assumed the continued availability of certain resources, the ability to acquire accurate information regarding third parties, and the ability to correct all relevant applications. Our actual costs could differ materially from our estimates.

         Our critical application systems are merchandising, inventory management and distribution, our computer systems, human resources and finance and accounting. These areas will be the focus of our remediation efforts. The merchandising, finance and accounting, and inventory management and distribution systems are currently being installed utilizing vendor software believed to be Year 2000 ready. Our human resources systems will be upgraded in the fourth quarter of 1999. Our hardware and communications network is outsourced to Perfumania, Inc. and is currently being tested by Perfumania, Inc. and remedied, where needed. In addition, a significant portions of the purchases from our online store are made with credit cards. We will continue to take steps to ensure Year 2000 readiness; however we cannot assure that such efforts will be successful and may be harmed if, as a result of Year 2000 problems, customers cannot use credit cards to make purchases.

         We have engaged US internetworking and Digital Pulp to design, develop and test our Web site and utilize other third party equipment and software. If their equipment or software fails, we may incur expenses to remedy problems that could harm our business. We initiated formal communications with our significant suppliers and service providers to determine their Year 2000 readiness. We will track the Year 2000 compliance status of our material vendors and suppliers via our own internal vendor compliance effort. We cannot guarantee that the systems of suppliers or other companies on which we rely will be Year 2000 compliant.

         We are preparing our contingency plans, which will include the identification of worst case scenarios. Currently, the likely sources of risk to us include:

         o the disruption of or Perfumania, Inc.'s internal inventory management system;

         o the inability of principal suppliers or third party providers to be Year 2000 ready;

         o   failure of hardware and software utilized by our vendors;

         o   disruption of our Web pages; and

         o   disruption of communications links affecting our online store.

         We cannot conclusively determine at this time whether Year 2000 failures will harm us. We believe that our compliance efforts have and will reduce the impact on us of any such failures.

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Uses of Proceeds

         In September 1999, perfumania.com completed its initial public offering and received proceeds of approximately $16,100,000, net of $1,400,000 underwriting discounts and commissions, from the sale of 2,500,000 shares of its common stock. perfumania.com used $3,343,900 of the proceeds to repay advances from the Parent. Additionally, perfumania.com incurred approximately $512,000 in other costs in connection with the offering.

         In connection with the offering, perfumania.com granted common stocks warrant to the underwriters to purchase 350,000 shares of common stock at an exercise price of $9.80 per share. The common stock warrants can be exercised at any time for a period of five years. The market value of the warrants was established using the black-scholes model at $1,284,500, of which $917,500 was allocated to the Company. In addition, perfumania.com granted an option to the underwriters to purchase up to 525,000 shares of common stock at $7.00 per share. The option agreement was subsequently canceled.

ITEM 5. Other Information

         On October 29, 1999, we acquired, from our parent company, Perfumania, Inc., all of the assets of PostAcard.com, Inc., a development-stage electronic greeting card company and a wholly owned subsidiary of Perfumania, Inc., for cash of $500,000. In connection with the transaction, which was ratified by our board of directors on December 10, 1999, we agreed to employ two related parties to one of our directors, as officers at an annual base compensation of $50,000 each. At the time of the acquisition, the assets of PostAcard.com, Inc. consisted substantially of a registered domain name and other intellectual property having a book value of approximately $50,000, and therefore not a "significant amount of assets" within the meaning of Item 2 of Form 8-K. Although no independent valuation of the assets was performed, we concluded, based on our knowledge of the software development industry, that the market value of the assets was as much as ten times their book value. The source of the consideration paid was general working capital of the Company.

         We understand that, on December 10, 1999, Perfumania, Inc. granted to Alta Limited, an unaffiliated company, an option, 80% of which is immediately exercisable, to acquire up to 2,500,000 restricted shares of our common stock held by Perfumania, Inc., at exercise prices ranging from $6.00 to $8.00 per share, payable to Perfumania, Inc. We have no knowledge of the source of any funds used or proposed to be used by Alta Limited in connection with the transaction. We have been advised that the underwriters in our initial public offering consented to release Perfumania, Inc. and our officers and directors from a 270-day lock-up agreement with respect to their shareholdings of our common stock to permit the transaction to occur.

         We further understand that, in connection with any exercise of the option, Perfumania, Inc. will be obligated to vote for the election of two designees of Alta Limited to sit on our board of directors. Subject to the initial exercise of the option, if any, on December 10, 1999, all of our directors except Michael Amideo tendered their resignations as directors, to be accepted serially, in order to permit the appointment of directors designated by Alta Limited to serve out the remaining terms of the resigning directors. Subject also to the initial exercise of the option, on December 10, 1999 the board of directors terminated the employment of Rachmil Lekach as our preisdent and chief executive officer. The effect of such termination following a change in control will be to trigger Mr. Lekach's entitlement, under his written employment agreement, to severance benefits that include a severance payment to be paid in cash, within five days after his termination, equal to three times his average annual base salary, or $600,000. Our board of directors further acted to clarify our intent in entering into certain employment agreements with other officers, under which they have become entitled to comparable change-in-control benefits without being terminated.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits

         10.1 Asset Purchase Agreement

         10.2 Employment Agreement with Isaac Lekach

         10.3 Employment Agreement with David Lekach

         27  Financial Data Schedule

     (b)   Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the thirteen weeks ended October 30, 1999.

                              perfumania.com, inc.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            perfumania.com, inc.
                                            -----------------------------------
                                                         Registrant


December 14, 1999                           /s/ Michael Amideo
                                            -----------------------------------
                                            Michael Amideo
                                            Chief Financial Officer,
                                            Chief Operating Officer
                                            (Principal Financial and
                                            Accounting Officer)


December 14, 1999                           /s/ Rachmil Lekach
                                            -----------------------------------
                                            Rachmil Lekack
                                            Chairman of the Board of Directors,
                                            President and Chief Executive
                                            Officer

                                 EXHIBIT INDEX




         10.1 Asset Purchase Agreement

         10.2 Employment Agreement with Isaac Lekach

         10.3 Employment Agreement with David Lekach

         27   Financial Data Schedule