Form 10-K
period 2000-01-29
ENVISION DEVELOPMENT CORP /FL/
filed 2000-04-28
CIK 1087782

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

                        COMMISSION FILE NUMBER 001-15311

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                 65-0981457
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                                No.)

     4 MOUNT ROYAL AVENUE, MARLBORO, MA 01752                  (508)481-8303
     (Address of principal executive offices)         (Registrant's telephone number,
                                                           including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                        WHICH REGISTERED
---------------------------------------------  -----------------------------------
        COMMON STOCK, $0.01 PAR VALUE                AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of Common Stock outstanding as of April 27, 2000 was 8,992,500. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the $64.75 closing price for the registrant's Common Stock on the American Stock Exchange on April 27, 2000 was approximately $242,354,912. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III OF THIS REPORT INCORPORATES BY REFERENCE CERTAIN PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 2000 ANNUAL MEETING OF SHAREHOLDERS TO BE FILED WITH THE COMMISSION NO LATER THAN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     Certain statements within this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Envision Development Corporation or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations, including, among others, rapid technological and regulatory changes in the industries we serve, the financial resources of our customers, our numerous competitors and the few barriers to entry for potential competitors, the short-term nature of many of our contracts, the seasonality and quarterly variations we experience in our revenue, our uncertain revenue growth, our ability to attract and retain qualified personnel, our ability to expand our infrastructure and manage our growth, and our ability to identify, finance and integrate acquisitions, among others. If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us. These and other risks are detailed in this Annual Report on Form 10-K and in other documents filed by us with the Securities and Exchange Commission. Envision undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                    BUSINESS

GENERAL

     Envision Development Corporation ("Envision" or the "Company") is the successor to perfumania.com. Envision is attempting to position itself as a next generation eBusiness professional services firm delivering innovative products and services for a wide range of eCommerce applications. Envision was created on February 10, 2000 through a plan of merger among perfumania.com, inc. ("perfumania.com"), the Company and EDC Sub Inc., a Florida corporation and wholly owned subsidiary of the Company (see description of reorganization below). The Company performed the reorganization to demonstrate its new mission to provide breakthrough technologies through its delivery platform as an eBusiness professional services firm.

     On January 7, 1999, perfumania.com was created as a wholly-owned subsidiary of Perfumania, Inc. (former parent company of perfumania.com prior to the reorganization). Perfumania, Inc. is a wholly-owned subsidiary of E Com Ventures, Inc. Since its inception, perfumania.com has operated an online store that specializes in the sale of fragrances, fragrance related products and bath and body products on a retail and wholesale basis. perfumania.com offers retail customers over 1,700 products at price discounts, including hard-to-find and discontinued brands. The business-to-business component of the online store offers products on a wholesale basis to the largely underserved market of smaller specialty retailers. Users can easily browse and locate products using perfumania.com's search engines. The online store offers personalized customer service, secure ordering, numerous shipping options and fast delivery.

     On September 29, 1999, perfumania.com completed its initial public offering and received proceeds of approximately $16,100,000, net of $1,400,000 in underwriting discounts and commissions, from the sale of 2,500,000 shares of its common stock. perfumania.com used approximately $3,344,000 of the proceeds to repay advances from Perfumania, Inc. Additionally, perfumania.com incurred approximately $496,000 in other costs in connection with the offering.

     On January 11, 2000, a change in control of perfumania.com (before the reorganization described below) occurred when Alta Limited exercised an option to purchase from Perfumania, Inc., 2,000,000 shares of common stock of perfumania.com at a price of $6.00 per share pursuant to an Option Agreement, dated December 10, 1999, among Perfumania, Inc., Alta Limited and the optionees who are signatories thereto. In connection with such exercise, Alta nominated two directors to the Board of Directors of perfumania.com (before the reorganization) and an additional four directors were added by the Board of Directors effective upon the expiration of the waiting requirements of Rule 14f-1 under the Securities Exchange Act of 1934, as amended. Under the Option Agreement, Alta has a second option to purchase 500,000 shares of common stock of Envision at a price of $8.00 per share on or prior to the earlier to occur of December 31, 2000 or various other events, as defined in the Agreement.

     On February 10, 2000, perfumania.com, consummated a reorganization through a plan of merger among the combination of perfumania.com, the Company and EDC Sub, Inc., a Florida corporation and wholly-owned subsidiary of the Company. The plan of merger provided for, among other things, the merger of EDC Sub, Inc. with perfumania.com, with perfumania.com as the surviving corporation. As a result, perfumania.com became a direct wholly-owned subsidiary of Envision.

     In addition, each share of common stock, par value $0.01 per share, of perfumania.com issued and outstanding before the reorganization was converted into and exchanged for one share of common stock, par value $0.01 per share, of Envision. Consequently, shareholders of perfumania.com became shareholders of Envision and ceased to be shareholders of perfumania.com. Pursuant to Florida Statutes, shareholder approval of this reorganization was not required, and the reorganization was tax free for federal income tax purposes to perfumania.com's shareholders.

     In connection with the aforementioned reorganization of Envision on February 14, 2000, perfumania.com common stock ceased to be publicly traded, and instead, Envision common stock began trading on the American Stock Exchange, Inc. under the new ticker symbol "EDV." In accordance with Florida law, certificates representing shares of Envision common stock were exchanged for certificates of perfumania.com common stock soon thereafter.

     On March 10, 2000, Envision signed a First Amended and Restated Agreement and Plan of Merger among Envision, Envision Acquisition Corporation, a Massachusetts corporation that is a wholly-owned subsidiary of Envision, perfumania.com, Envision Development Corporation, a Massachusetts corporation ("Envision Mass") and certain stockholders of Envision Mass to acquire all of the outstanding stock of Envision Mass. This transaction is subject to approval by shareholders of Envision.

     On April 7, 2000, Envision acquired approximately 80% of the voting stock of Qui Vive, Inc. ("Qui Vive"), a Delaware corporation, pursuant to an Amended and Restated Stock Acquisition Agreement (the "Stock Acquisition Agreement"), dated March 31, 2000, among Envision, QV Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Envision, Sundog Technologies, Inc., a Delaware corporation, and RockMountain Ventures Fund, LP, a Delaware limited partnership. Pursuant to this Stock Acquisition Agreement, on April 7, 2000, Envision issued shares of its common stock in order to acquire shares of Series A Preferred Stock and Series B Preferred Stock of Qui Vive. Envision will issue additional shares of its common stock to complete the acquisition of the 80% of the voting stock of Qui Vive subject to Envision's shareholder approval. Qui Vive, which does business as QVtech, has no significant operations except for the development of its proprietary "Interosa" technology. This technology provides security features to e-mail communications.

     On April 10, 2000, Envision entered into an Amended and Restated Stock Purchase Agreement with VP IP, a Delaware corporation. Pursuant to the terms of this agreement, Envision acquired the software and URL of VP IP. In exchange, Envision issued 200,000 shares of its common stock to the owners of VP IP which included William Patch, Chairman and Chief Executive Officer of Envision, and his immediate family and Alex Adamopoulos, an officer of Envision.

     Envision does not presently have any significant operations itself or through any other subsidiary, except for the operations of perfumania.com.

     The principal executive offices of Envision are 4 Mount Royal Avenue, Malboro, Massachusetts 01752. The telephone number is (508) 481-8303.

BUSINESS OF ENVISION

     Envision was formed in February 2000 pursuant to the reorganization previously described. Since its inception, Envision has sought to deliver innovative, transactive eBusiness solutions so that customers can achieve transformational breakthroughs into the Internet economy. Envision's customer value proposition encompasses extending marketing reach, automating sales and support functions, automating the supply chain, and enhancing overall business activities. Envision seeks to deliver these benefits with a services/products spectrum including eBusiness Consulting, eBusiness System Development, eMarketing, Application Licensing and through its IsoStructuretm platform. In conjunction with these services and products, Envision is currently seeking to be a leader in transactive technologies that protect, secure and manage Internet document exchange as a part of the eBusiness solution.

MARKET OPPORTUNITY

     Envision participates in one of the fastest growing categories of eBusiness, the eBusiness Solution Provider sector. This sector is responding to the growth in the Internet's Business-to-Business ("B2B") market, which is expected to reach $2.7 trillion by 2004, according to a leading technology industry research firm. The Internet presents opportunities to transform businesses and entire industries and has allowed businesses to identify new product and service offerings which extend and complement their core markets. As a result, these opportunities are creating a significant and growing demand for Internet services as organizations are investing in Internet solutions to transform their core business and technology strategies. Envision believes that as businesses race to achieve the transcendent opportunities and increased operating efficiencies made possible by Internet technology, they will increasingly seek to outsource their eBusiness activities to eBusiness solution providers that not only offer expertise, but even more importantly, the speed to help them win in their industry.

     For this reason, Envision believes there is strong demand for professional services to assist companies in developing eBusiness strategies and to design and implement innovative eBusiness solutions that transform key business processes and provide competitive advantages. The Company further believes that few companies today have the combination of expertise in eBusiness strategy development, market reach and automation of sales and support functions and the supply chain required for the development and implementation of such solutions.

  Strategy

     Envision's strategy is formulated on the premise that organizations wishing to participate in the Internet economy are increasingly turning to eBusiness experts. These organizations wish not only to tap into the expertise and innovative skills that are needed to create and deploy competitive and timely eBusiness systems, but even more importantly, the eBusiness and eMarketing savvy to make their companies successful in the Internet economy. Envision's strategy in response to this need is to develop core competencies in eBusiness Consulting/Development, Application Licensing and the IsoStructure(TM) platform. Productization would simplify the delivery of eBusiness features while increasing Envision's gross margin and erecting a competitive barrier to other eBusiness competitors.

     The three core eBusiness competencies which Envision believes are critical to becoming a leader in eBusiness are:

          eBusiness Consulting/Development -- Services include eBusiness Strategy Definition and Planning, Peer Web Audits, Internet Advisory Services. These services assist companies in understanding where eBusiness opportunities exist and helps them develop a roadmap for eBusiness implementation. The Development services include front-end website design for a high-performance website. While the website's front is visible to the user, the back-end services are what really powers a highly functional eBusiness website. Back-end services include database and transaction support.

          Application Service Provider (ASP) -- The Application Service Provider sector is an explosive marketplace enabling companies to leverage software applications rapidly and at a very competitive cost. Envision's approach to this segment is to provide both productized and customized applications to the client that meet their requirements, deliver value and allow for a competitive advantage.

          IsoStructure(TM) -- Envision's vision is to bring together breakthrough technologies it incubates and deliver them within a unified platform that can be entirely leveraged by its clients. IsoStructure(TM) would represent such a platform and transforms the manner in which customers interact with web applications today by providing a breakthrough combination of technologies within a single, secure and unified platform.

  Products

     If Envision succeeds in its acquisition of Envision Mass, it will acquire the following trademarked terms which will be used to describe the various modules of our web development strategy.

     InternetPowered(TM) products -- Specific productization opportunities emerge in the designing and implementing of a variety of Internet business solutions across diverse industries. Envision believes that a company's website does not have to be a completely custom implementation. For example, many companies want their website to include, among other things, press releases, trade show calendars, news articles, job postings and fresh content on the home page. Envision also believes that it is in the best interests of its customers to be able to easily update website content so as to create reasons for visitors to return to the website. With these goals in mind, Envision, if it is successful in its acquisition of Envision Mass, plans to develop a series of website plug-in modules, collectively known as InternetPowered(TM) products. The use of the products and trademarks stated above is contingent upon the acquisition of Envision Mass.

     InternetPowered(TM) products would simplify the website sales-cycle by providing predefined modules of website functionality at published prices. These products include:

     - InternetPowered(TM) PressRoom

     - InternetPowered(TM) Events

     - InternetPowered(TM) Employment Recruitment

     - InternetPowered(TM) Collaborative Forum

     - InternetPowered(TM) Articles

     - InternetPowered(TM) HomePage

     - InternetPowered(TM) Content Administrator

     IsoStructure(TM) -- IsoStructure(TM) is an information exchange platform that allows clients focused on business-to-business services to rapidly implement a set of transactive technologies. IsoStructure(TM) leverages today's approved industry standards and emerging ones, such as XML (Extensible Markup Language), XFDL (Extensible Forms Data Language), HDML (Handheld Device Markup Language) and WAP (Wireless Application Protocol).

     These platform capabilities represent a breakthrough in traditional exchange applications through the incorporation of major industry advancements in technology. These advancements represent the secure architectures represented by legally binding documentation, policy-based email management, operating system level security to strengthen the transaction layer and the extended information platform to a wireless device utilizing SSL to secure the transmission. Presently these technologies are all stand alone applications that the market is demanding. Envision's IsoStructure(TM) is expected to bring these advancements together with a competitive advantage to the market.

     Interosa technology -- Envision, through its subsidiary Qui Vive, developer of the proprietary "Interosa" technology for secure e-mail communications, will complement its product line by providing secure encrypted e-mails. Interosa would assist senders in keeping e-mails in context by allowing senders to apply policies which determine the behavior of a message. Policies can determine who can open an e-mail, when they can open it, and what they can do with it. Messages are encrypted at all times, and can only be decrypted when their policies are satisfied. Unlike encrypted delivery systems, in which protection ends when the document arrives, Interosa policies protect not only the transport of the message, but also its use, for the entire life of the message. Senders may choose policies when they compose a message. When the message is sent, Interosa encrypts the policies together with the message and sends it as a standard MIME e-mail. Interosa policies make e-mail safe for business communication. Interosa assists any company in ensuring that internal corporate dialogs remain internal. E-mail protection facilitates strategic partnerships in which high value information must be exchanged between companies. Interosa also promotes effective brainstorming, by assuring participants that off-the-cuff ideas won't be archived. Interosa speeds the exchange of ideas because senders do not have to compose messages that are understandable outside the intended context. Policies in Interosa's first release will enable a sender to:

     - Password protect messages so they can only be opened with the required password,

     - Expire messages so they cannot be decrypted after a specified date and time,

     - Keep internal e-mail internal, by preventing decryption outside the sender's domain,

     - Prevent unencrypted forwarding outside the recipient's company for messages exchanged between Interosa-enabled businesses,

     - Prevent e-mail contents from being copied or pasted,

     - Prevent messages from being printed, and

     - Ensure messages are stored encrypted at all times and that a decrypted view only occurs when the policies allow.

  Partnerships

     Envision's partnership strategy leverages its sales and marketing reach through mutually beneficial partnerships with other companies. Partnerships multiply our sales force reach through the efforts of partner sales personnel. Simply stated, the goal is to funnel in highly qualified leads for Envision to turn into revenue. A secondary benefit is increased market credibility for Envision by virtue of the association with market leading companies.

  Competition

     Competitors are organized into five categories -- (1) eBusiness Solution Providers, (2) web design shops, (3) system integrators, (4) major consulting firms and (5) advertising firms.

  Risk Factors -- Related to Envision's Business

     Limited Operating History. perfumania.com was founded in January 1999 to sell fragrance and cosmetics online, and, in September 1999, had its initial public offering. On February 10, 2000, perfumania.com reorganized into a holding company structure whereby perfumania.com is now the wholly-owned subsidiary of Envision. Envision currently has limited operations other than perfumania.com. Accordingly, Envision has no operating history upon which to evaluate its performance. Envision has not been in its currently contemplated business long enough to enable a stockholder to make a reasonable judgment as to its future performance. The likelihood of its success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a developing business and the competitive environment in which Envision will operate. Many of these risks are described in more detail in this section. Envision may not successfully address these risks. If they do not successfully address these risks, the business will be seriously harmed.

     Envision Business Model is Unproven. Envision's strategy is based on an unproven business model. Its business model depends on the acceptance of the Internet for business-to-business transactions and the ability of Envision's technology to continue evolving and gain wide spread acceptance.

     Expansion through Acquisitions of Other Businesses and Technologies. The acquisitions described in this Annual Report on Form 10-K involve a number of special problems including: difficulty assessing technologies; operations and personnel; diversion of management attention in connection with both the negotiation of the investments and possible integration of the assets; strain on the managerial and operational resources as management tries to oversee larger operations; dilution of currently outstanding securities; and the amortization of goodwill and other intangible assets. Envision's future operating results will depend significantly on its ability to manage growth and integrate acquisitions. Envision may not be able to address these problems successfully.

     Expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from acquisitions described herein and in the future. If any of these and other expenses are not accompanied by increased revenue, our losses will be greater than anticipated.

     No Assurance of Availability of Personnel. Envision has not hired all of the personnel necessary to implement our business plan. Envision is dependent upon its ability to attract and retain qualified personnel. There is intense competition for qualified personnel in its business. Although Envision believes that such personnel will be available and attainable at reasonable compensation levels, no assurance can be given that Envision will be able to attract and retain the qualified personnel necessary for the development of our business.

  Risk Factors-Related to the Internet Industry

     Business-to-Business E-commerce. Envision relies on the Internet for the success of its businesses. The development of the e-commerce market is in its early stages. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective medium for providing products and services, Envision will not succeed.

     Competition. Competition for Internet products and services is intense. As the market for business-to-business e-commerce grows, Envision expects that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Some companies may have access to greater resources than Envision.

     Future Government Regulations Affecting the Internet. With the exception of regulations applicable to businesses generally, Envision is not currently subject to direct regulation by any government agency. Due to increasing popularity and use of the Internet, however, it is possible that a number of laws may be adopted with respect to the Internet in the future, covering issues such as user privacy, pricing of goods and services, and types of products and services offered. An example of the kind of laws which may be adopted to cover the use of the Internet is the Telecommunications Act of 1996. The Telecommunications Act prohibited the transmission over the Internet of certain types of information. Although certain provisions of the Telecommunications Act were held unconstitutional, similar laws may be enacted in the future. Other nations, including Germany, have taken similar actions to restrict the free flow of information deemed to be objectionable on the Internet. Additionally, certain telecommunications carriers continue to advocate that telecommunications over the Internet should be regulated by the Federal Communications Commission in the same manner as other telecommunications services. These telecommunications carriers want to see the government eliminate the current exemption from payment of telecommunications access charges for Internet service providers.

     If the government adopts any additional laws or regulations covering the use of the Internet, such actions could decrease the growth of the Internet. Any such reduction in the growth of the Internet may cause the value of our equity holdings to decrease and may negatively affect the companies which use our services. This could cause the demand for our services to be significantly reduced and raise the cost to us in providing those services. The cost to us of providing our services also may be increased if existing U.S. state and federal laws and foreign laws governing issues such as commerce, taxation, property ownership, defamation and personal privacy are increasingly applied to the Internet.

     Rapid Change in Technology and Distribution Channels Related to the Internet. The market for Envision's Internet products and services are characterized by rapidly changing technology, evolving industry standards, frequent new product and service introductions, shifting distribution channels, and changing customer demands. Envision's future success will depend on its ability to adapt to this rapidly changing marketplace. Envision may not be able to adequately adapt products and services or acquire new products and services that can compete successfully. Envision may not be able to establish and maintain effective distribution channels for its services. Failure to maintain competitive product and service offerings or effective distribution channels could have an adverse effect on Envision's business, results of operations and financial condition. To respond to the rapid technological changes occurring in Internet services, Envision may have to spend substantial amounts of money, and there is no guarantee that such expenditures will yield a positive investment return.

     Internet Security Risks. The secure transmission of confidential information over public telecommunications facilities is a significant barrier to electronic commerce and communications on the Internet. Many factors may cause compromises or breaches of security systems used by us and other Internet sites to protect proprietary information. A compromise of security on the Internet would materially negatively affect the use of the Internet for commerce and communications. This in turn would negatively affect our business. Circumvention of Envision's security measures could result in misappropriation of our proprietary information or cause interruptions of Envision's operations. Protecting against the threat of such security breaches may require us to expend significant amounts of capital and other resources. There can be no assurance that Envision's security measures will prevent security breaches.

     Infrastructure of the Internet. The success of commercial use of the Internet depends in large part upon the development and maintenance of the Internet's infrastructure, including the development of complementary products such as various broadband technologies. The number of users of the Internet and the amount of traffic on the Internet has grown significantly and is expected to continue to grow. To the extent the number of users of the Internet and the amount of traffic on the Internet continue to increase there will be greater demands placed on the Internet's infrastructure. The Internet infrastructure may not be able to support the demands placed on it by this continued growth without the performance or reliability of the Internet being decreased. Any outages or delays in services could lower the level of Internet usage. In addition, the infrastructure and complementary products and services necessary to make the Internet a viable commercial marketplace may not develop. If usage of the Internet is curtailed due to infrastructure constraints or lack of complementary products, Envision expects an adverse impact on our business and revenues. Even if such infrastructure and complimentary products and services do develop, there can be no guarantee that the Internet will become a viable commercial marketplace for products and services such as those offered by Envision.

  Risk Factors -- Related to Control of Envision

     Stockholders of Envision. Upon completion of the contemplated acquisitions, the ownership interest of Envision's current shareholders will be diluted. While certain shareholders will continue to beneficially own or control a large amount of the outstanding shares of our common stock, one shareholder of Envision Mass and a former shareholder of Qui Vive will become holders of more than 5% of Envision common stock.

     Board of Directors of Envision. ZERO.NET, Inc., ("ZERO.NET") a busines-to-business internet holding company is the largest stockholder of the Company with 35.9% of the Envision's shares of common stock.

BUSINESS OF perfumania.com

     As a subsidiary of Envision, perfumania.com operates an online store that specializes in the sale of fragrances, fragrance related products and bath and body products on a retail and wholesale basis. perfumania.com launched its online store in February 1999 and offers retail customers over 1,700 products at significant price discounts, including hard-to-find and discontinued brands. The business-to-business component of the online store offers products on a wholesale basis to the largely underserved market of smaller specialty retailers. Users can easily browse and locate products using perfumania.com's search engines. The online store offers personalized customer service, secure ordering, numerous shipping options and fast delivery.

     One of Envision's shareholders is Perfumania, Inc., a leading discount fragrance retailer that operates a chain of approximately 280 specialty fragrance stores. Envision's relationship with Perfumania, Inc. provides perfumania.com with the following advantages:

     - exclusive online use of the highly recognized Perfumania brand name,

     - cross marketing our online store with Perfumania, Inc.,

     - access to Perfumania, Inc.'s extensive supply relationships, and

     - Perfumania, Inc.'s considerable fragrance industry experience and expertise.

  Industry Background

     Growth of the Internet and E-Commerce. The Internet has emerged as a global medium, enabling millions of people to share information, communicate and conduct business electronically. A leading technology research firm estimates that the number of worldwide Web users will grow to approximately 320 million by the end of 2002. This rapid growth represents a significant opportunity for businesses to advertise and sell products online to both consumers and businesses.

     Business-to-consumer online transactions were approximately $8.0 billion in 1998 and it is anticipated that online consumer transactions will increase to approximately $60.2 billion by 2003. A leading technology research firm estimates that businesses bought and sold approximately $145.0 billion in goods over the Internet in 1999 and predicts that business-to-business e-commerce will grow to approximately $3.95 trillion by 2003.

     The Fragrance Industry. The traditional retail fragrance industry is fragmented with different competitive strategies used throughout. The industry includes upscale department stores which compete based on advertising and promotions, not on price, specialty retailers which compete based on pricing, and mass-market retailers and drug stores which emphasize convenience purchasing.

     Management believes that traditional fragrance retailers face a number of challenges in providing a satisfying shopping experience for consumers:

     - The number of SKUs and the amount of product inventory that a traditional retailer can carry in a store is constrained by the store's physical space, thereby limiting selection.

     - Limited shelf space and store layout constraints limit the merchandising flexibility of traditional retailers.

     - Due to the significant costs of carrying inventory in multiple store locations, traditional retailers focus their product selection on the most popular products that produce the highest inventory turns, thereby further limiting consumer selection.

     The unique characteristics of the Internet provide a number of advantages for retail and wholesale fragrance sellers. Online sellers are able to display a larger number of products than traditional store-based or catalog sellers at a lower cost. In addition, online sellers are able to frequently adjust their featured selections, editorial content and pricing, providing significant merchandising flexibility. Online sellers also benefit from the minimal cost to conduct business on the Internet, the ability to reach a large group of customers from a central location, and the potential for low-cost customer interaction. Unlike traditional channels, online sellers do not have the burdensome costs of managing and maintaining a retail store infrastructure or the significant printing and mailing costs of catalogs. Online sellers can also easily obtain demographic and behavioral data about customers, increasing opportunities for direct marketing and personalized services. Because brand loyalty is a primary factor influencing a fragrance purchase, a customer's presence at the point-of-sale and ability to physically sense the fragrance product are not critical to the purchasing decision.

  Shopping at the Online Store

     perfumania.com's online store provides its retail and wholesale customers with superior features, pricing and convenience.

     Browsing. The online store offers visitors several special features arranged in simple, easy-to-use formats intended to enhance product search, selection and discovery. By clicking on the permanently displayed products and product categories, users can move directly to the Web page that contains details about the particular products. Users can quickly browse promotions, such as perfumania.com's perfume of the month and other featured products. In addition, customers can browse the online store by linking to specially designed pages dedicated to products from well known national and specialty brands. Customers can also link to pages based on product category, such as women's brand name perfumes, men's brand name colognes, children's fragrances, gift set specials and bath and body products.

     Large Product Offerings. The online store offers customers a choice of over 1,700 designer and private label fragrances, fragrance related products and bath and body products for men and women at discounted prices. perfumania.com's products are sold for between $5 and $100 and include designer fragrances, fragrance related products, including moisturizers and powders, and bath and body products, including aromatherapy products, scented soaps, scented candles, body washes and massage products.

     Searching. The most prominent feature of the online store is the interactive, searchable catalog of our extensive line of products. The search capabilities allow users to search for a product by name or category. perfumania.com's "Perfumer Recommends" feature recommends fragrances for different seasons, social occasions, moods, activities and customers' preferences. In addition, for those customers who wish to try new products, the online store offers several alternative fragrances similar to a customer's favorite brand or to high demand brands.

     Selecting Products and Checking Out. To purchase products, customers simply click on a button to add products to their virtual shopping cart. Customers can add and subtract products from their shopping cart as they browse around our store prior to making a final purchase decision, just as in a physical store. To execute orders, customers click on the checkout button and, depending upon whether the customer has previously shopped with perfumania.com, are prompted to supply shipping details online. perfumania.com also offers customers a variety of gift wrapping and shipping options during the checkout process. Prior to finalizing an order by clicking the submit order button, customers are shown their total charges along with the various options chosen, such as shipping method, at which point customers still have the ability to change their order or cancel it entirely.

     Paying. To pay for orders, a customer must use a credit card, which is authorized during the checkout process, but which is charged when perfumania.com ships the customer's items. The online store uses a security technology that works with the most common Internet browsers and makes it virtually impossible for unauthorized parties to read information sent by the customers. perfumania.com's system automatically confirms receipt of each order via e-mail within minutes and notifies the customer when perfumania.com ships the order, which is typically within one to two business days for in-stock items.

     Customer Service Features. perfumania.com believes that high levels of customer service and support are critical to retain and expand our customer base. perfumania.com monitors orders from the time they are placed through delivery by providing numerous points of electronic, telephonic and personal communication to customers. perfumania.com confirms all orders and shipments by e-mail. Its customer service representatives are readily available during regular business hours by telephone.

     Usage. The average daily page views, which represent the number of times per day our server delivers a page to a user, has grown consistently increasing from 5,103 views per day during February 1999 to approximately 68,418 views per day during February 2000. User sessions per day have grown from 769 shortly after launch of our online store to approximately 9,685 for February 2000.

  Marketing and Advertising

     perfumania.com has established a variety of relationships with several Internet sites to build traffic and attract customers, including Yahoo!. perfumania.com has an agreement with Yahoo! to promote and advertise its online store. perfumania.com has delivered to Yahoo! content about the online store that Yahoo! has agreed to insert onto its banners and on its search results page. perfumania.com gives Yahoo! discount coupons that can be used at the online store by members of the Yahoo! Birthday Club.

     perfumania.com intends to expand its use of these kinds of alliances in the future. perfumania.com strives to ensure that future alliances are cost-effective in terms of the potential customers to be acquired, potential revenue to be generated, level of exclusivity and brand exposure. perfumania.com sends e-mails to its customers advising them of its promotions and other pricing specials for their favorite fragrances. perfumania.com intends to continue to advertise in whichever forms of media proves most effective.

  Fulfillment and Inventory Management

     perfumania.com offers over 1,700 fragrances and fragrance related products, which it believes is a wider selection of products than offered by most traditional fragrance sellers. perfumania.com obtains most of its inventory from Perfumania, Inc., because they have offered the most favorable pricing and services to date. perfumania.com's relationship with its former parent gives it access to Perfumania, Inc.'s extensive network of suppliers, and perfumania.com may obtain inventory directly from these and other suppliers depending on which offers us the most favorable selection, pricing, quality and quantity terms.

     perfumania.com's inventory is stocked in its Miami, Florida facility. Products are generally shipped within 24 hours unless they are out-of-stock, in which case they are generally shipped within 48 to 96 hours.

Customers have numerous shipping options including overnight or international shipping. Orders not filled through our online network are processed by a telephone order group.

  Technology

     perfumania.com believes that it uses an advanced e-commerce platform. perfumania.com believes that its platform will allow it to grow rapidly while providing reliable, secure, and cost-effective e-commerce solutions. Its online store is hosted by USinternetworking in Annapolis, Maryland.

     perfumania.com's web site uses a Microsoft NT Server platform which was developed using the latest Microsoft technology to optimize the conducting of business online.

     perfumania.com has taken steps to prevent the failure of its mission-critical business applications. Routers, switches, firewalls, and servers associated with its Web sites are all deployed with backup or stand-by components so that it has at least six different paths to the Internet. perfumania.com's Web site uses USinternetworking's total security architecture. This architecture is specially designed and built to deliver Web-enabled enterprise applications and ensures that customer information is protected and that transactions are conducted securely over the Internet. USinternetworking has taken significant measures to provide customers with secure application hosting services. The security architecture is a layered approach that addresses security at every layer from the application down to the physical wire and ensures the primary aspects of security of confidentiality, integrity, and availability are addressed and that customer information is secure.

     perfumania.com's technology allows it to avoid Internet congestion as it has secured direct access to each of the six major Internet backbones in the U.S. This enables its customers to achieve LAN-like speeds for over 80% of all Internet connections, which makes roundtrip performance up to four times faster than can be achieved using traditional Internet service provider network architectures.

     The Web site's workload is distributed over a web server and a database server, both high-end Compaq machines. With this solution, perfumania.com can rapidly achieve its goal of implementing a fully scalable and a robust e-commerce Web site without investing in hardware, software, servers, or infrastructure. If, in the future, it becomes necessary to increase the capacity of the Web site, USinternetworking can easily do this for perfumania.com by adding new hardware. With a file replication system in place, identical Web sites can easily be hosted on multiple Web servers. With the addition of a Cisco Local Director switch, the workload can be dynamically balanced across the different Web servers. The high-performance switch is equipped with a failure mechanism that eliminates all points of failure for the Web server platform.

     Credit cards are authorized and processed securely using Cybercash, which handles the authorization in real time, while the shopper is online. If the authorization is successful, the user is presented with an order confirmation message and number, and the order information is written to a database at USinternetworking.

     Using perfumania.com's software package's accounting, merchandising and warehousing modules, fulfilling orders and running other aspects of the business is an efficient process. RF scanning technology is used when receiving goods from vendors, fulfilling orders and conducting inventory counts, making these processes more accurate and efficient. Its system prints packing slips and shipping labels and directs the fulfillment team to conduct efficient product picking and packing using the RF scanners' LED readout. Once the order is fulfilled and shipped, the customer is e-mailed a confirmation. perfumania.com's software package is capable of scaling very high, often running businesses much larger than itself.

  Competition

     perfumania.com's competition includes:

        - nationally known discount fragrance retailers such as Perfumania, Inc.;

        - competition from other retailers who seek to purchase high demand or limited supply products;

        - web sites maintained by online retailers of fragrances and fragrance related products including fragrancecounter.com and fragrancenet.com; and

        - catalog retailers of fragrances and fragrance related products.

     perfumania.com believes that its ability to compete depends upon many factors, including:

        - the market acceptance of its online store and services;

        - the success of sales and marketing efforts;

        - the performance and reliability of its services;

        - the price of its products; and

        - the effectiveness of our customer service and support efforts.

     perfumania.com's competitors may be larger than itself and may have substantially greater financial, distribution and marketing resources. In addition, its competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than perfumania.com can. Traditional retailers also enable customers to see, feel, and smell products in a manner that is not possible over the Internet. Some online competitors, including fragrancenet.com and fragrancecounter.com, may be able to use the Internet as a marketing medium to reach significant numbers of potential customers more effectively that perfumania.com can.

     perfumania.com's wholesale competitors may have more established distribution channels than perfumania.com and may have entered into exclusive supply arrangements with retailers who constitute part of perfumania.com's potential wholesale market. These factors may preclude perfumania.com from competing effectively in the wholesale fragrance distribution market.

EMPLOYEES

     As of April 27, 2000, Envision employed 53 full-time employees. The loss of services of one or more of its key employees could damage the business of Envision. None of Envision's employees are represented by unions and Envision considers its relationship with its employees to be excellent. Envision believes that success is dependent on its ability to attract and retain qualified personnel in numerous areas, including software development.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                     AGE                       POSITION HELD
----                                     ---                       -------------
William J. Patch.......................  53    Chief Executive Officer
Michael E. Amideo......................  30    Chief Financial Officer
Alex Adamopoulos.......................  33    Executive Vice President, Technology and Development
Tom Nolan..............................  52    Vice President of Operations

     William J. Patch. Mr. Patch is the Company's Chief Executive Officer. From January 2000 until April 2000, Mr. Patch was the President and Chief Operating Officer of the Company. Mr. Patch founded and has served as President of VP Incorporated since 1989. At VP, his responsibilities included developing and managing global enterprise network programs, professional services, logistics, acquisitions, sales, and strategic planning for clients including Compaq, Dell, IBM, Kodak, SonicAir/UPS, and dozens of smaller entrepreneurial companies. From 1976 to 1980, Mr. Patch was employed in a number of executive positions with Bell Atlantic Business Systems Services and its predecessor Sorbus Inc., including Vice President, marketing and sales. From 1972 to 1976, Mr. Patch was manager of equal employment opportunity for NCR Corporation.

     Michael E. Amideo. Mr. Amideo has served as the Chief Financial Officer and a director of the Company since June 1999 and as Secretary of the Company since January 2000. From July 1999 until

January 2000, he also served as the Company's Chief Operating Officer. From April 1999 to June 1999, Mr. Amideo served as controller of perfumania.com. From 1995 to 1999, Mr. Amideo was employed by PricewaterhouseCoopers LLP as a certified public accountant. From 1994 to 1995, Mr. Amideo was employed by Arthur Andersen LLP, as a certified public accountant.

     Alex Adamopoulos. Mr. Adamopoulos has served as Executive Vice President, Technology and Development at Envision since February 2000. From March 1999 to February 2000, Mr. Adamopoulos served as Chief Technology Officer for Biz2Net, Inc. From August 1998 to February 1999, he served as Chief Technology Officer of MicroAge. From February 1997 to August 1998, he served as Chief Technology Officer CIC Systems. Mr. Adamopoulos' responsibilities at Biz2Net, Inc., MicroAge and CIC Systems included overall management and responsibility for the technological direction of the companies, including strategic relationships, mergers and acquisitions, service delivery and solution selling methodology. From 1993 to 1997, Mr. Adamopoulos served in various capacities in Workgroup Solutions, Inc. and Omni Multimedia Group, Inc.

     Tom Nolan. Mr. Nolan has served as Vice President of Operations of the Company since February 2000. From 1995 to 2000, Mr. Nolan served as Vice President, Computer Services at Halifax Corporation. At Halifax, his responsibilities have included the developing and management of operations through a combination of key account initiatives, productivity enhancements, and expense control programs. Previously, Mr. Nolan served in various capacities for a number of companies, including Bell Atlantic.

                                   PROPERTIES

     Envision's administrative and warehouse facilities related to perfumania.com business are located in Miami, Florida and total approximately 20,000 square feet. The space is shared with Perfumania, Inc. pursuant to an intercompany services agreement between perfumania.com and Perfumania, Inc.

     Envision relocated a portion of its operations from Miami and is currently located in Marlboro, Massachusetts and has plans to relocate its corporate headquarters to Bridgewater, Massachusetts in 2000. The Company has executed a lease and development agreement with a developer for new corporate facilities in Bridgewater, Massachusetts.

                               LEGAL PROCEEDINGS

     Envision is not presently involved in any material legal proceedings.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Envision did not submit any matter for the vote of security holders in the fourth quarter of the last fiscal year.

               MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

     Market Information. Our common stock currently is listed on the American Stock Exchange under the symbol "EDV". The following table sets forth, for the quarters indicated, the high and low sale prices of the common stock, as reported by the American Stock Exchange. For periods ended prior to February 14, 2000, the date on which Envision common stock began to be publicly traded in lieu of perfumania.com common stock, the high and low sales prices presented are the high and low sales prices for perfumania.com common stock were quoted on the American Stock Exchange under the symbol "PF."

                                                              HIGH      LOW
                                                              ----      ---
FISCAL YEAR ENDED JANUARY 29, 2000
Third quarter (beginning September 29, 1999)................  $ 8 1/2   $ 5 3/4
Fourth quarter..............................................  $52       $ 6 3/4

FISCAL YEAR ENDING JANUARY 27, 2001
First quarter (through April 26, 2000)......................  $74 1/8   $37

     Holders. As of April 26, 2000, there were 362 shareholders of record of the common stock.

     Dividends. Envision has not declared cash dividends since our inception and management does not anticipate paying any cash dividends in the foreseeable future, but intends instead to retain any future earnings for reinvestment in our business.

     Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deem relevant.

                            SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing herein. The selected statement of operations data for the period from January 7, 1999 through January 30, 1999 (the "Inception Period") and the fiscal year ended January 29, 2000 have been derived from our financial statements.

STATEMENT OF OPERATIONS DATA:

                                                                              FOR THE PERIOD
                                                                             FROM JANUARY 7,
                                                                              1999 (DATE OF
                                                                 FISCAL         INCEPTION)
                                                               YEAR ENDED        THROUGH
                                                              JANUARY 29,      JANUARY 30,
                                                                  2000             1999
                                                              ------------   ----------------
Net sales...................................................  $  2,290,149      $       --
Cost of goods sold..........................................     1,832,094              --
                                                              ------------      ----------
Gross profit................................................       458,055              --
                                                              ------------      ----------
Operating expenses:
  General and administrative expenses.......................     3,234,910          60,245
  Sales and marketing expenses..............................     1,548,742          32,852
  Web site development expenses.............................       196,673          18,146
  Consulting fees...........................................       277,190          15,019
  Management fees to affiliate..............................       433,655          29,644
  Consulting fees to related party..........................            --         115,000
                                                              ------------      ----------
          Total operating expenses..........................     5,691,170         270,906
                                                              ------------      ----------
Loss from operations........................................    (5,233,115)       (270,906)
Interest income.............................................       180,886              --
Interest expense to affiliate...............................      (176,238)         (2,599)
                                                              ------------      ----------
Net loss....................................................  $ (5,228,467)     $ (273,505)
                                                              ============      ==========
Basic and diluted loss per common share.....................  $      (0.89)     $    (0.05)
Basic and diluted weighted average common shares
  outstanding...............................................     5,844,780       5,000,000

BALANCE SHEET DATA:

                                                              JANUARY 29,      JANUARY 30,
                                                                  2000             1999
                                                              ------------     -----------
Cash and cash equivalents...................................  $  9,208,501     $   100,000
Working capital (deficit)...................................     9,481,434        (287,708)
Total assets................................................    11,237,497         323,868
Due to affiliate............................................       255,201         531,326
Shareholders' equity (deficit)..............................     9,717,809        (273,495)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion may contain forward-looking statements. The Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto which appear elsewhere in this Annual Report Form 10-K.

GENERAL

     perfumania.com was incorporated in January 1999 and launched its online store in February 1999. Operations during the period from January 7, 1999 through January 30, 1999 (the "Inception Period") resulted in net sales of $0 and a net loss of $274,000. For the fiscal year ended January 29, 2000, net sales and net loss totaled $2.3 million and $5.2 million, respectively. The loss during the inception period was attributable to the developmental nature of the business during the start-up phase. Perfumania, Inc. financed our operations from our inception on January 7, 1999 through the initial public offering in September 1999. These results are not indicative of the results that would have resulted had perfumania.com been operating as a separate stand-alone company during the periods presented. Since our inception, perfumania.com has incurred significant losses.

     Management believes that our operating expenses will significantly increase as a result of the financial commitments related to the development of marketing channels, future strategic relationships and other capital expenditures projected in developing the professional service. Management expects to incur losses and generate negative cash flow from operations for the foreseeable future. Our profitability primarily depends upon our ability to substantially increase revenues from professional consulting services. In view of the rapidly changing nature of our business and our limited operating history, management believes that our historical operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, our results of operations in dollar and percentage of sales terms.

OPERATIONS STATEMENT DATA:

                                                                                   FOR THE PERIOD FROM
                                                          FISCAL                     JANUARY 7, 1999
                                                        YEAR ENDED             (DATE OF INCEPTION) THROUGH
                                                     JANUARY 29, 2000               JANUARY 30, 1999
                                               ----------------------------    ---------------------------
Net sales....................................      $ 2,290,149        100.0%      $        --           *
Cost of goods sold...........................        1,832,094         80.0%               --           *
                                                   -----------       ------       -----------      ------
Gross profit.................................          458,055         20.0%               --           *
                                                   -----------       ------       -----------      ------
Operating expenses:
  General and administrative expenses........        3,234,910        141.3%           60,245           *
  Sales and marketing expenses...............        1,548,742         67.6%           32,852           *
  Web site development expenses..............          196,673          8.6%           18,146           *
  Consulting fees............................          277,190         12.1%           15,019           *
  Management fees to affiliate...............          433,655         18.9%           29,644           *
  Consulting fees to related party...........               --                        115,000           *
                                                   -----------       ------       -----------      ------
          Total operating expenses...........        5,691,170        248.5%          270,906           *
                                                   -----------       ------       -----------      ------
Loss from operations.........................       (5,233,115)      (228.5)%        (270,906)          *
Interest income..............................          180,886          7.9%               --           *
Interest expense to affiliate................         (176,238)        (7.7)%          (2,599)          *
                                                   -----------       ------       -----------      ------
Net loss.....................................      $(5,228,467)      (228.3)%     $  (273,505)          *
                                                   ===========       ======       ===========      ======
Basic and diluted loss per common share......      $     (0.89)                   $     (0.05)
Basic and diluted weighted average common
  shares outstanding.........................        5,844,780                      5,000,000

---------------

* Percentage of net sales is not meaningful due to $0 revenue for the inception period.

        RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JANUARY 29, 2000
                        COMPARED TO THE INCEPTION PERIOD

     Net sales. Net sales includes the sale of our fragrances and fragrance related products, net of discounts and returns. Net sales for the fiscal year ended January 29, 2000 were $2,290,100. There were no sales during the inception period. During the fiscal year ended January 29, 2000, net sales included $378,000 of wholesale sales. The resulting net sales for the fiscal year ended January 29, 2000 were attributable to the launch of the online store subsequent to the inception period.

     Cost of goods sold. Cost of goods sold consists primarily of the cost of merchandise sold plus shipping costs. Cost of goods sold for the fiscal year ended January 29, 2000 was $1,832,100. There was no cost of goods sold during the inception period. During the fiscal year ended January 29, 2000, cost of goods sold included $215,000 of wholesale sales. The resulting cost of good sold for the fiscal year ended January 29, 2000 was attributable to the launch of the online store subsequent to the inception period.

     Gross profit. For the fiscal year ended January 29, 2000, gross profit was $458,100 or 20.0% of net sales compared to $0 during the inception period. Gross profit for the fiscal year ended January 29, 2000, included $163,000 of gross profit from perfumania.com's wholesale division, representing 7.1% of net sales.

     General and administrative expenses. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, recruiting, professional fees and other general corporate expenses. General and administrative expenses for the fiscal year ended January 29, 2000 increased to $3,234,900 from $60,200 for the inception period. The increase was attributable to the hiring of additional personnel to support the growth of Envision, the payment of approximately $600,000 in compensation following the termination of employment of the previous chief executive officer, sign-on bonuses of $322,900 for three of its executive officers and increased professional fees, as well as the length of the inception period compared to the full year of results being reported in 2000. General and administrative expenses will continue to increase as our staff expands and incurs additional costs to support the growth of the business.

     Sales and marketing expenses. Sales and marketing expenses consist of expenditures related to advertising and promotion. Marketing and advertising expenses for the fiscal year ended January 29, 2000 increased to $1,548,700 from $32,900 for the inception period. During February 1999, perfumania.com began a cross-marketing campaign with Perfumania, Inc. that it intends to continue. perfumania.com expects to expand its marketing efforts and, as a result, it is expected that marketing expenses will continue to increase.

     Web site development expenses. Web site development expenses consist principally of expenses for development of our Web site, network operations and systems and telecommunications infrastructure. Web site development expenses for the fiscal year ended January 29, 2000 increased to $196,700 from $18,100 for the inception period. This amount reflects the staffing and associated costs related to building and enhancing our online store and transaction-processing systems, as well as our investment in systems and telecommunications infrastructure. Web site development expenses are expected to increase as perfumania.com continues to enhance its online store and expand our staff.

     Consulting fees. Consulting fees consist primarily of amounts paid to various technical and managerial consultants for services provided in the development of perfumania.com. For the period from January 7, 1999 to January 30, 1999, consulting fees were $130,000. Consulting fees for the year ended January 29, 2000, amounted to $277,200.

     Management fees to affiliate. Management fees consist primarily of expenses, which have been allocated to perfumania.com by Perfumania, Inc., for costs associated with resources it shares. These fees consist primarily of the pro-rata cost of rent, utilities and facilities maintenance. Management fees for the fiscal year ended January 29, 2000 increased to $433,700 from $29,600 for the inception period. The increase was attributable to the increase in resources necessary to support the growth of the perfumania.com. Effective May 1, 1999, perfumania.com and Perfumania, Inc. entered into an intercompany services agreement covering these services.

     Net loss. As a result of the factors discussed above, primarily relating to the significant initial investments made in establishing and developing our web site, which included among others, the marketing and advertising of our site and attracting competitive personnel, the net loss for the fiscal year ended January 29, 2000 increased to $5,228,500 from $273,500 for the inception period. Management anticipates to continue to incur losses in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     On September 29, 1999, perfumania.com completed its initial public offering and received net proceeds of approximately $16,100,000, net of underwriting discounts and commission expenses. Prior to its initial public offering, perfumnia.com's primary source of liquidity had been advances from Perfumania, Inc. perfumania.com used approximately $3,300,000 of the public offering net proceeds to repay the advances from Perfumania, Inc.

     At January 29, 2000, Envision had a working capital of $9,481,400, compared to a deficit of $287,700 at January 30, 1999. The increase in working capital was due to the completion of perfumania.com's initial public offering offset by results of operations.

     Net cash used in operating activities was $5,408,700 for the fiscal year ended January 29, 2000, compared to cash used in operating activties of $196,300 during the inception period. The difference between Envision's net loss of $5,228,500 for the fiscal year ended January 29, 2000, and its operating cash flow was due primarily to a $1,466,100 increase in inventory, an increase of $141,300 in accounts receivable and prepaid expenses, offset by non-cash items such as depreciation and amortization and impairment of long-term assets and an increase in accounts payable and accrued expenses of $1,198,500.

     Net cash used in investing activities for the fiscal year ended January 29, 2000 was $360,300. These expenditures are primarily related to the purchase of computer equipment and $50,000 for the acquisition of PostAcard.com from Perfumania, Inc.

     Net cash provided by financing activities was $14,877,500 for the fiscal year ended January 29, 2000, compared to $310,600 during the inception period. In September 1999, the perfumnia.com completed its initial public offering and received proceeds of $16,100,000, net of $1,400,000 in underwriting discounts and commissions, from the sale of 2,500,000 shares of its common stock. perfumania.com used approximately $3,344,000 of the proceeds to repay advances from Perfumania, Inc. Additionally, perfumania.com incurred approximately $496,000 in other costs in connection with the offering. Also, during 1999, Envision acquired certain assets of PostAcard.com, primarily an e-commerce greeting card website, from Perfumania, Inc. for $500,000 in cash, of which $450,000 was recorded as a reduction to additional paid in capital and considered as a dividend to Perfumania, Inc.

     Management of Envision expects to use the remaining proceeds for working capital, general corporate purposes, and expansion of the Company's operations, including potential acquisitions. Pending completion of such uses, Envision has invested the net proceeds of the offering in high-quality short-term, interest bearing investment-grade debt securities, certificates of deposit or direct or guaranteed obligations of the United States.

     perfumania.com's principal capital requirements are to acquire merchandise, maintain and improve our online store and engage in advertising and promotional activities. perfumania.com's long-term capital requirements beyond this period will depend on numerous factors, including, but not limited to, the following:

     - The rate of market acceptance of the online store;

     - The ability to expand our customer base;

     - The cost of upgrades to our online store; and

     - The level of expenditures for sales and marketing and other factors.

     Envision's principal capital requirements are to:

     - Build-out our technical infrastructure so that we can rapidly fulfill future engagements and increase our development efficiency;

     - Continue and expand development of new technologies so that we can increase our competitiveness and gross margins;

     - Extend and intensify our marketing efforts so that we can achieve a leading position in the ebusiness Solution Provider category and achieve our revenue growth objectives;

     - Fund future strategic acquisitions; and

     - Provide working capital in order to achieve our business objectives.

     The Company has a history of significant operating losses and its future capital needs may exceed its current financial resources. The Company also anticipates continuing operating losses in the future and presently is unable to predict when it may become profitable, if at all. As a result of the foregoing, a significant shareholder of the Company has committed to fund the Company's operations and cash requirements through May 31, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

YEAR 2000

     Envision has had no disruption to its operations to date as a result of the Year 2000 issue. The Year 2000 issue results from computer systems using two digits rather than four to represent the year so that a date using "00" is recognized as the year 1900 rather than the year 2000. This situation may disrupt the smooth operation of both our and third party computer systems.

     Envision has assessed the Year 2000 exposure and completed a program to ascertain our systems were Year 2000 compliant during 1999. A plan of communication with significant business partners was developed to obtain appropriate assurances that their Year 2000 issues are resolved in a timely manner. The remediation costs to date have not been material and it is not anticipated that any future remediation costs will have a material effect on the Company's financial position or results of operations. However, the Company may be exposed to incur significant costs if unanticipated internal or external Year 2000 compliance issues arise.

     Despite assurances from outside parties, there is no assurance that vendors, suppliers and customers have resolved all Year 2000 issues. Given the responses from our internal vendor compliance effort and our experience thus far in 2000, the Company believes it will be highly unlikely that a large number of outside parties will experience any significant problems due to unresolved Year 2000 issues. Envision has contingency plans to address situations that may result if a Year 2000 issue is encountered in a critical application system. Those contingency plans cover the disruption of Perfumania, Inc.'s internal inventory management system, the inability of vendors, principal suppliers and other third party providers to achieve Year 2000 compliance and the disruption of the Web pages and communications links affecting the online store. If both our solutions and contingency plans fail for a critical system for a prolonged period, the impact on our business, financial condition, results of operations and prospects for growth would be material.

SEASONALITY

     perfumania.com operations are expected to fluctuate according to the retail industry seasonalities.

IMPACT OF INFLATION

     The primary inflationary factor affecting our operations is increased labor costs. Competition for qualified personnel could increase labor costs for us in the future.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

                              FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   23
Balance Sheets as of January 29, 2000 and January 30,
  1999......................................................   24
Statements of Operations for the Year Ended January 29, 2000
  and for the Period from January 7, 1999 (date of
  inception) through January 30, 1999.......................   25
Statements of Changes in Shareholders' Equity (Deficit) for
  the Year Ended January 29, 2000 and for the Period from
  January 7, 1999 (date of inception) through January 30,
  1999......................................................   26
Statements of Cash Flows for the Year Ended January 29, 2000
  and for the Period from January 7, 1999 (date of
  inception) through January 30, 1999.......................   27
Notes to Financial Statements...............................   28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Envision Development Corporation:

     In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Envision Development Corporation (successor to perfumania.com, inc.) (the "Company") at January 29, 2000 and January 30, 1999 and the results of its operations and its cash flows for the year ended January 29, 2000 and for the period from January 7, 1999 (date of inception) through January 30, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Miami, Florida

April 28, 2000

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                                 BALANCE SHEETS

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 9,208,501    $ 100,000
  Accounts receivable.......................................       38,937           --
  Inventories...............................................    1,651,327      209,655
  Prepaid expenses and other current assets.................      102,357           --
                                                              -----------    ---------
          Total current assets..............................   11,001,122      309,655
Property and equipment, net.................................      236,375       14,213
                                                              -----------    ---------
          Total assets......................................  $11,237,497    $ 323,868
                                                              ===========    =========
                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Amounts due to affiliate..................................  $   255,201    $ 531,326
  Accounts payable and accrued expenses.....................    1,264,487       66,037
                                                              -----------    ---------
          Total current liabilities.........................    1,519,688      597,363
                                                              -----------    ---------
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock, $0.01 par value, 5,000,000 shares
     authorized,
     0 shares issued and outstanding........................           --           --
  Common stock, $0.01 par value, 20,000,000 shares
     authorized,
     7,500,000 and 5,000,000 shares issued and outstanding,
     respectively...........................................       75,000       50,000
  Additional paid in capital................................   15,194,771           --
  Accumulated deficit.......................................   (5,551,962)    (323,495)
                                                              -----------    ---------
          Total shareholders' equity (deficit)..............    9,717,809     (273,495)
                                                              -----------    ---------
          Total liabilities and shareholders' equity
            (deficit).......................................  $11,237,497    $ 323,868
                                                              ===========    =========

   The accompanying notes are an integral part of these financial statements.

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                            STATEMENTS OF OPERATIONS

                                                                             FOR THE PERIOD
                                                                            FROM JANUARY 7,
                                                                FOR THE      1999 (DATE OF
                                                              YEAR ENDED       INCEPTION)
                                                              JANUARY 29,       THROUGH
                                                                 2000       JANUARY 30, 1999
                                                              -----------   ----------------
Net sales...................................................  $ 2,290,149      $       --
Cost of goods sold..........................................    1,832,094              --
                                                              -----------      ----------
Gross profit................................................      458,055              --
                                                              -----------      ----------
Operating expenses:
  General and administrative expenses.......................    3,234,910          60,245
  Sales and marketing expenses..............................    1,548,742          32,852
  Web site development expenses.............................      196,673          18,146
  Consulting fees...........................................      277,190          15,019
  Management fees to affiliate..............................      433,655          29,644
  Consulting fees to related party..........................           --         115,000
                                                              -----------      ----------
          Total operating expenses..........................    5,691,170         270,906
                                                              -----------      ----------
Loss from operations........................................   (5,233,115)       (270,906)
Interest income.............................................      180,886              --
Interest expense to affiliate...............................     (176,238)         (2,599)
                                                              -----------      ----------
Net loss....................................................  $(5,228,467)     $ (273,505)
                                                              ===========      ==========
Basic and diluted loss per common share.....................  $     (0.89)     $    (0.05)
Basic and diluted weighted average common shares
  outstanding...............................................    5,844,780       5,000,000

   The accompanying notes are an integral part of these financial statements.

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                COMMON STOCK        ADDITIONAL
                                                            ---------------------     PAID IN     ACCUMULATED
                                                              SHARES      AMOUNT      CAPITAL       DEFICIT        TOTAL
                                                            ----------   --------   -----------   -----------   -----------
Balance at January 7, 1999 (date of inception)............       1,000   $     10   $        --   $        --   $        10
Net loss from the period from January 7, 1999 (date of
  inception) through January 30, 1999.....................          --         --            --      (273,505)     (273,505)
5,000-for-1 stock split...................................   4,999,000     49,990            --       (49,990)           --
                                                            ----------   --------   -----------   -----------   -----------
Balance at January 30, 1999...............................   5,000,000     50,000            --      (323,495)     (273,495)
Net loss..................................................          --         --            --    (5,228,467)   (5,228,467)
Issuance of common stock warrants in exchange for
  services................................................          --         --        66,150            --        66,150
Issuance of common stock through an initial public
  offering, net of expenses of $1,896,379.................   2,500,000     25,000    15,578,621            --    15,603,621
Dividend to affiliate.....................................          --         --      (450,000)           --      (450,000)
                                                            ----------   --------   -----------   -----------   -----------
Balance at January 29, 2000...............................   7,500,000   $ 75,000   $15,194,771   $(5,551,962)  $ 9,717,809
                                                            ==========   ========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                            STATEMENTS OF CASH FLOWS

                                                                                  FOR THE PERIOD
                                                                                  FROM JANUARY 7,
                                                                                   1999 (DATE OF
                                                                  FOR THE           INCEPTION)
                                                                 YEAR ENDED           THROUGH
                                                              JANUARY 29, 2000   JANUARY 30, 1999
                                                              ----------------   -----------------
Cash flows from operating activities:
  Net loss..................................................    $(5,228,467)         $(273,505)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................         17,673                 95
     Impairment of long-term assets.........................        120,452                 --
     Other..................................................         24,414             11,035
     Charge for warrants issued in exchange for services....         66,150                 --
     Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable..................................        (38,937)                --
       Inventories..........................................     (1,466,086)                --
       Prepaid expenses and other current assets............       (102,357)                --
       Accounts payable and accrued expenses................      1,198,450             66,037
                                                                -----------          ---------
Net cash used in operating activities.......................     (5,408,708)          (196,338)
                                                                -----------          ---------
Cash flows from investing activities:
  Capital expenditures......................................       (310,287)           (14,308)
  Acquisition from affiliate................................        (50,000)                --
                                                                -----------          ---------
Net cash used in investing activities.......................       (360,287)           (14,308)
                                                                -----------          ---------
Cash flows from financing activities:
  Issuance of common stock, net of transaction costs of
     $1,896,379.............................................     15,603,621                 --
  Dividend to affiliate.....................................       (450,000)                --
  (Payments to) borrowings from affiliate, net..............       (276,125)           310,646
                                                                -----------          ---------
Net cash provided by financing activities...................     14,877,496            310,646
                                                                -----------          ---------
Net increase in cash and cash equivalents...................      9,108,501            100,000
Cash and cash equivalents, beginning of period..............        100,000                 --
                                                                -----------          ---------
Cash and cash equivalents, end of period....................    $ 9,208,501          $ 100,000
                                                                ===========          =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest to affiliate.....................................    $   176,238          $      --
                                                                ===========          =========

   The accompanying notes are an integral part of these financial statements.

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On January 7, 1999, perfumania.com, inc. ("perfumania.com") was created as a wholly-owned subsidiary of Perfumania, Inc. (the "Affiliate"). The Affiliate is a wholly-owned subsidiary of E Com Ventures, Inc. perfumania.com operates an online store that specializes in the sale of fragrances, fragrance related products and bath and body products on a retail and wholesale basis. perfumania.com launched its online store in February 1999. On September 29, 1999, perfumania.com completed its initial public offering (see Note 2).

     On January 11, 2000, a change in control of perfumania.com occurred when Alta Limited ("Alta") exercised an option to purchase from the Affiliate 2,000,000 shares of common stock of perfumania.com at a price of $6.00 per share pursuant to an Option Agreement, dated December 10, 1999, among the Affiliate, Alta and the optionees who are signatories thereto. In connection with such exercise, Alta nominated two directors to the Board of Directors of perfumania.com and an additional four directors were added by the Board of Directors effective upon the expiration of the waiting requirements of Rule 14f-1 under the Securities Exchange Act of 1934, as amended. Under the Option Agreement, Alta has a second option to purchase 500,000 shares of common stock of Envision at a price of $8.00 per share on or prior to the earlier to occur of December 31, 2000 or various other events, as defined in the Option Agreement.

     On February 10, 2000, Envision Development Corporation (the "Company") was formed in the State of Florida. The Company entered into a plan of merger with perfumania.com and EDC Sub, Inc., a Florida corporation and wholly-owned subsidiary of the Company on February 10, 2000. The plan of merger provided for, among other things, the merger of EDC Sub, Inc. with perfumania.com, with perfumania.com as the surviving corporation. As a result, perfumania.com became a direct wholly-owned subsidiary of the Company. The Company does not have any present significant operations itself or through any other subsidiary, except for the operations of perfumania.com.

     In addition, each share of common stock, par value $0.01 per share, of perfumania.com issued and outstanding before the reorganization was converted into and exchanged for one share of common stock, par value $0.01 per share, of the Company. Consequently, shareholders of perfumania.com became shareholders of the Company and ceased to be shareholders of perfumania.com. Pursuant to Florida Statutes, shareholder approval of this reorganization was not required, and the reorganization was tax-free for Federal income tax purposes to perfumania.com's shareholders.

     A summary of the significant accounting policies followed in the preparation of the accompanying financial statements is presented below:

     Fiscal year-end. The Company's fiscal year ends the Saturday closest to January 31 to enable the Company's operations to be reported in a manner which more closely coincides with general retail reporting practices and the financial reporting needs of the Company.

     Management's estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Management fees. Management fees reflected in the statements of operations represent shared expenses which have been allocated to the Company by the Affiliate for costs associated with resources it shares with the Affiliate using the proportional cost allocation method. Such allocations include the prorata share of the rent, utilities, facilities, maintenance, and administrative services provided by the Affiliate. Prorata amounts of rent, utilities and facilities expense were determined based on the square footage utilized by the Company

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

while administrative services charges by the Affiliate were determined based on the prorata share of time spent by the Affiliate's administrative personnel. Although no formal agreement existed through May 1, 1999, management believes these allocations are reasonable. The financial statements of the Company do not necessarily reflect the results of operations or financial position that would have existed had the Company been independent of the Affiliate, however, management believes that these fees are representative of the fair value of the services provided.

     Effective May 1, 1999, the Company entered into an intercompany services agreement (the "Agreement") with its Affiliate. Under the terms of the Agreement, the Company will pay various management fees to the Affiliate as follows: for corporate services, the monthly fee is fixed at $10,000 unless monthly gross sales exceed $50,000, at which time, the monthly fee will amount to $10,000 plus two percent of the Company's monthly gross sales; for fulfillment services, the fee is equal to three percent of the costs of goods sold by the Company and serviced by the Affiliate; for advertising services, the fee ranges between 20% to 50% of the cost of the advertisement incurred by the Affiliate; for shared facilities, the fee is equal to a proportionate share of the facility costs incurred by the Affiliate, initially 15%; and for inventory purchases, the purchase price is equal to 105% of the Affiliate's cost of such inventory. Management fees for the year ended January 29, 2000, amounted to $433,655.

     Sales and marketing expense. Sales and marketing expenses, which consist primarily of advertising and promotional costs, are charged to operations as incurred.

     Web site development expenses. Web development expenses consist principally of expenses incurred for the development of the Company's web site and are expensed as incurred. These costs are primarily covered under a service agreement with a software and network developer providing web hosting services.

     Revenue recognition. The Company's revenues are derived principally from the sale of products over the internet. Revenue and related costs are recognized upon delivery of goods, net of discounts and returns. Sales from electronic commerce transactions accounts for 84% of net sales for the year ended January 29, 2000. No one customer accounted for 10% or more of net revenues during the year ended January 29, 2000.

     Loss per share. Basic loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. The difference between the weighted average common shares outstanding used to calculate basic and diluted earnings per share relates to stock options assumed exercised under the treasury method of accounting. Potentially dilutive shares as of January 29, 2000 not included in the diluted per share calculation include 224,244 shares because their effects would be anti-dilutive due to the loss incurred by us. Accordingly, for the year ended January 29, 2000 and the period from January 7, 1999 through January 30, 1999, diluted net loss per common share is the same as basic net loss per common share.

     Cash and cash equivalents. Short-term investments with maturities of three months or less are considered to be cash equivalents.

     Inventories. Inventories, consisting of finished goods, are carried at the lower cost or market, cost being determined on a moving average cost basis. Inventories include product costs, freight and insurance charges.

     Property and equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense as incurred.

     Intangibles and other long lived assets. Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective estimated fair values. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired,

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

including the recognition of applicable deferred taxes. At January 29, 2000, the Company had no recorded goodwill.

     The Company reviews long-lived assets, identifiable intangibles and goodwill and record an impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets or expected future cash flows on an undiscounted basis. The Company determined that the carrying amount of the Company's goodwill and other long-term assets was not recoverable; therefore, an impairment of approximately $120,000 was recorded as general and administrative expenses in the accompanying statement of operations for the year ending January 29, 2000.

     Income taxes. The Company records income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of assets and liabilities. A valuation allowance is established when it is more likely than not that any or all of the deferred tax assets will not be realized. Prior to the change in control that occurred in January 2000, the Company filed a consolidated U.S. Federal income tax return with its Affiliate.

     Fair value of financial instruments. The Company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, consist primarily of instruments without extended maturities, the fair value of which, based on management's estimates, equaled their carrying values.

     Due to Affiliate. Amounts due to Affiliate include accounts payable primarily for inventory and management fees. Such amounts have similar terms as with other suppliers which are due in 30 days. Interest is charged at 12.5% per annum. Total interest expense approximated $176,200 for the year ended January 29, 2000 and $2,600 during the period from January 7, 1999 through January 30, 1999.

     Concentration of risk. The Company operates an online store that specializes in the sale of fragrances, fragrance-related products and bath and body products. The Company has relied upon its Affiliate to provide corporate, fulfillment, inventory supply, advertising space-sharing and other administrative services through an intercompany agreement. Accordingly, a significant portion of the inventory sold since inception is purchased from the Affiliate at an amount equal to the Affiliate's cost plus five percent. The inability of the Affiliate to adequately provide these services or the failure of the Company to develop management and financial systems and alternative sources of inventory supply could adversely impact the Company's financial position or results of operations.

     The Company's principal competitors include department stores, discount perfume retailers, on-line retailers, catalog retailers and other retailers. Many of the Company's competitors are larger in scope and have greater financial and marketing resources.

     Recent accounting pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INITIAL PUBLIC OFFERING

     In September 1999, perfumania.com completed its initial public offering of its common stock (the "Offering"), in which perfumania.com and its Affiliate sold 3,500,000 shares of common stock at an offering price of $7.00 per share. Of the 3,500,000 shares of common stock, 2,500,000 shares of common stock were sold by perfumania.com. perfumania.com received proceeds of approximately $16,100,000, net of $1,400,000 underwriting discounts and commissions. perfumania.com used approximately $3,344,000 of the proceeds to repay advances from the Affiliate. Additionally, perfumania.com incurred approximately $496,000 in other costs in connection with the Offering. In connection with the Offering, perfumania.com granted common stocks warrant to the underwriters to purchase 350,000 shares of common stock at an exercise price of $9.80 per share. The common stock warrants can be exercised at any time for a period of five years.

NOTE 3 -- ACQUISITION

     On October 31, 1999, perfumania.com acquired certain assets of PostAcard.com, primarily an e-commerce greeting card website, from the Affiliate for $500,000 in cash. The acquisition has been recorded at the Affiliate's historical cost of $50,000 and the excess was treated as a dividend to the Affiliate. The acquisition was accounted for using the purchase method of accounting and since PostAcard.com had no tangible assets the Affiliate's historical cost was recorded as goodwill. Subsequent to its acquisition, perfumania.com determined that the carrying amount recorded was not recoverable; therefore, an impairment charge was recorded in the accompanying statement of operations. PostAcard.com had no significant operations for the year ended January 29, 2000.

NOTE 4 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment, net is comprised of the following as of January 29, 2000 and January 30, 1999:

                                                                                     ESTIMATED
                                                                                      USEFUL
                                                       JANUARY 29,   JANUARY 30,     LIVES (IN
                                                          2000          1999          YEARS)
                                                       -----------   -----------   -------------
Furniture, fixtures and equipment....................     54,119            --            5
Computer equipment and software......................    200,024        14,308            3
                                                        --------      --------
                                                         254,143        14,308
Accumulated depreciation.............................    (17,768)          (95)
                                                        --------      --------
                                                        $236,375      $ 14,213
                                                        ========      ========

     Depreciation expense for the year ended January 29, 2000 and the period from January 7, 1999 (date of inception) through January 30, 1999 approximated $18,000 and $95, respectively.

NOTE 5 -- COMMITMENTS

     Effective April 15, 1999, perfumania.com entered into a 36 month service agreement with a software and network developer providing web hosting services. Pursuant to the agreement, perfumania.com must remit 36 equal monthly installments of $14,200. Under the term of the service agreement, in return for displaying the network developer's corporate logo on perfumania.com's web page, perfumania.com shall receive a marketing credit of $1,700 per month, resulting in a net monthly web hosting service fee of $12,500 per month. perfumania.com is subject to an early termination fee of $201,165 if cancelled within the first 12 months and $100,583 if cancelled after 24 months of service. The net monthly web hosting service fee is expensed as incurred and is reflected in web site development expenses in the accompanying financial statements.

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In May 1999, perfumania.com entered into an employment agreement with its then chief executive officer and president for a five year initial term. Total annual base salary is $200,000. A total of 225,000 common stock options were granted at an exercise price equal to the initial public offering price of $7.00 per share. These options vested immediately at the date of grant. Upon change of control of perfumania.com, the president is entitled to a lump sum payment equal to three times the annual base salary. Due to the change in control that took effect on January 11, 2000, the then president received a lump sum payment of $600,000. Such amount has been recorded as general and administrative expenses in the accompanying statement of operations for the year ended January 29, 2000.

     Four of the Company's officers have employment agreements which provide for aggregate base salaries of $715,000. The agreements expire at various dates from January 2003 through February 2004. The officers are eligible for an annual bonus, payable in the Company's stock or cash, based upon such criteria as may be established in advance by the Board of Directors.

NOTE 6 -- RELATED PARTY TRANSACTIONS

     perfumania.com has purchased a majority of the inventory sold since inception from the Affiliate at an amount equal to the Affiliate's cost plus five percent. For the year ended January 29, 2000 and the period from January 7, 1999 (date of inception) through January 30, 1999, such purchases totaled approximately $1,748,000 and $220,000, respectively.

     perfumania.com is charged for various services provided by the Affiliate including administrative, distribution and other services. Such charges were approximately $434,000 and $30,000 for the year ended January 29, 2000 and for the period from January 7, 1999 (date of inception) to January 30, 1999, respectively, and are classified as management fees in the accompanying statements of operations. Purchases of inventory and expenses charged by the Affiliate are not necessarily indicative of costs and expenses which might have been incurred had perfumania.com been operating as a separate, or stand-alone company. Management believes that all operating costs incurred by the Affiliate on behalf of perfumania.com are reflected in the accompanying financial statements.

     perfumania.com's former Chief Executive Officer (the "former CEO") provided consulting services to perfumania.com amounting to $50,000 during the period from January 7, 1999 (date of inception) through January 30, 1999. In addition, a party related to the former CEO provided consulting services to perfumania.com amounting to $65,000 during the period from January 7, 1999 (date of inception) through January 30, 1999. These consulting services were not subject to a written consulting agreement. Management believes that these amounts are representative of the time both parties spent in providing these consulting services to perfumania.com during the respective period. Both of these amounts are included in consulting fees in the accompanying statement of operation during the period from January 7, 1999 (data of inception) through January 30, 1999.

NOTE 7 -- STOCK OPTION PLAN

     Effective May 1, 1999, the Company adopted the 1999 Incentive Stock Option Plan (the "Plan"). Officers, key employees and nonemployee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units under the Plan. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan.

     Prior to establishment of a Compensation Committee (the "Committee") of the Board of Directors, the Plan was administered by the Board of Directors of the Company. The Board of Directors or the Committee was authorized to determine, among other things, the key employees to whom, and the time at which, options and other benefits were granted, the number of shares subject to each option, the applicable vesting schedule

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

and the exercise price. The Board of Directors or the Committee will determine the treatment to be afforded to a participant in the Plan in the event of termination of employment for any reason, including death, disability or retirement. Under the Plan the maximum term of an incentive stock option is 10 years and the maximum term of a nonqualified stock option is 10 years.

     The Board of Directors has the power to amend the Plan from time to time. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Plan's status as a protected plan under applicable securities laws or the Plan's status as a qualified plan under applicable tax laws.

     Options to purchase an aggregate of 740,000 have been granted under the Plan to employees and non-employee director nominees of the Company before January 11, 2000, the change in control date. These options have a total term of ten years. Of the total options to purchase shares granted under the Plan before the change in control date, 460,000 options vested immediately on the date of grant, and options to purchase 280,000 shares had vesting as follows: 16.67%, 33.33% and 50.0% of the total number of shares granted on the first, second and third anniversary of the date of grant, respectively. Given the change in control that occurred in January 2000, the 280,000 options became 100% vested in accordance with the Plan provisions of change in control. After the change in control date, the Company has granted 1,496,547 options to purchase shares of the Company common stock, exceeding the current Plan limits by 1,236,547 options. These options in excess of the current Plan limits are subject to shareholders' approval of an increase of the reserve shares of common stock under the Plan. The vesting period of these 1,496,547 options to purchase shares of the Company's common stock extends from three to four years.

     SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company measures compensation expense for the stock Plan using the intrinsic value method prescribed by Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, compensation expense for qualified and non-qualified employee stock options granted under the Plan is equal to the difference between the fair market value of the stock at the date of grant and the amount an employee must pay to acquire the stock. For options granted to employees which were outstanding prior to the Offering, the compensation expense is equal to the difference between the fair market value of the stock at the offering price and the amount an employee must pay to acquire the stock. For options granted to non-employee directors or other employees in exchange for goods and services, compensation cost is measured in accordance with SFAS No. 123.

     The following is a summary of all stock option transactions:

                                                                                           WEIGHTED
                                                                        WEIGHTED         AVERAGE FAIR
                                                          STOCK     AVERAGE EXERCISE   VALUE OF OPTIONS
                                                         OPTIONS         PRICE             GRANTED
                                                        ---------   ----------------   ----------------
Granted...............................................  2,236,547        $18.25             $16.72
Exercised.............................................         --            --
Canceled..............................................         --            --
                                                        ---------        ------
Outstanding at January 29, 2000.......................  2,236,547        $18.25
                                                        =========        ======

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding at January 29, 2000:

                             STOCK OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                    -------------------------------------------   ------------------------
                                        WEIGHTED       WEIGHTED                   WEIGHTED
                                        AVERAGE        AVERAGE                    AVERAGE
RANGE OF EXERCISE     NUMBER OF        REMAINING       EXERCISE     NUMBER OF     EXERCISE
     PRICES         STOCK OPTIONS   CONTRACTUAL LIFE    PRICE     STOCK OPTIONS    PRICE
-----------------   -------------   ----------------   --------   -------------   --------
$ 6.75 - $ 7.50         720,000           9.40          $ 7.03        720,000      $ 7.03
$ 7.51 - $10.50          20,000           9.80           10.50         20,000       10.50
$10.51 - $22.00         775,556          10.00           22.00         55,556       22.00
$22.01 - $26.13         720,991          10.00           25.63        110,991       26.13
                      ---------          -----          ------      ---------      ------
$ 6.75 - $26.13       2,236,547           9.80          $18.25        906,547      $10.36
                      =========          =====          ======      =========      ======

     Reflected below are losses as of January 29, 2000 and January 30, 1999, as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants: 10 years expected life with expected turnover of 10%; volatility factor of 100%; risk-free interest rates of 5.9%; and no dividend payments.

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
NET LOSS:
  As reported...............................................  $(5,228,467)   $(273,505)
                                                              ===========    =========
  Pro forma.................................................  $(9,569,865)   $(273,505)
                                                              ===========    =========
BASIC LOSS PER SHARE:
  As reported...............................................  $     (0.89)   $   (0.05)
  Pro forma.................................................  $     (1.64)   $   (0.05)

DILUTED LOSS PER SHARE:
  As reported...............................................  $     (0.89)   $   (0.05)
  Pro forma.................................................  $     (1.64)   $   (0.05)

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8  -- INCOME TAXES

     Prior to the change in control that occurred in January 2000, the Company filed a consolidated U.S. Federal income tax return with its Affiliate. The provision for income taxes is computed as if the Company filed a separate tax return, on a stand-alone basis.

     The provision (benefit) for income taxes consists of the following:

                                                          JANUARY 29, 2000   JANUARY 30, 1999
                                                          ----------------   ----------------
Current:
  Federal...............................................    $        --         $      --
  State and local.......................................             --                --
                                                            -----------         ---------
                                                                     --                --
                                                            -----------         ---------
Deferred:
  Federal...............................................     (1,865,636)          (95,723)
  State and local.......................................       (251,373)           (7,193)
                                                            -----------         ---------
                                                             (2,117,009)         (102,916)
Valuation allowance.....................................      2,117,009           102,916
                                                            -----------         ---------
Provision for income taxes..............................    $        --         $      --
                                                            ===========         =========

     The significant components of the net deferred tax asset (liability) as of January 29, 2000 and January 30, 1999 are as follows:

                                                          JANUARY 29, 2000   JANUARY 30, 1999
                                                          ----------------   ----------------
Deferred tax assets:
  Net operating loss carryforward.......................    $ 2,138,802         $  98,763
  Reserves and allowances...............................         69,874             4,153
                                                            -----------         ---------
                                                              2,208,676           102,916
  Valuation allowance...................................     (2,117,009)         (102,916)
                                                            -----------         ---------
          Total deferred tax asset......................         91,667                --
                                                            -----------         ---------
Deferred tax liability:
  Property and equipment................................         (6,200)               --
  State taxes...........................................        (85,467)               --
                                                            -----------         ---------
          Total deferred tax liabilities................        (91,667)               --
                                                            -----------         ---------
Net deferred tax asset (liability)......................    $        --         $      --
                                                            ===========         =========

     The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $2,117,009 and $102,916 at January 29, 2000 and January 30, 1999, respectively.

     The Company has Federal and State net operating loss carryforwards of approximately $5,400,000 as of January 29, 2000, both of which will begin to expire in the year 2018.

     During 1999, the Company was involved in certain transactions that included changes in the ownership of the Company's stock. In connection with the ownership charge, the Internal Revenue Code may restrict the amount of losses and credit that may be used to offset future income.

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of U.S. statutory federal income tax expense on the earnings from continuing operations is as follows:

                                                        JANUARY 29, 2000    JANUARY 30, 1999
                                                        ----------------    ----------------
U.S. statutory federal rate applied to pretax
  income..............................................        34.0%               34.0%
  State income taxes..................................         3.6%                3.6%
  Valuation allowance.................................       (37.6)%             (37.6)%
                                                             -----               -----
Provision for income taxes............................          --                  --
                                                             =====               =====

NOTE 9 -- SUBSEQUENT EVENTS

     On March 10, 2000, the Company signed an Amended and Restated Agreement and Plan of Merger to acquire all of the outstanding stock of Envision Development Corporation, a Massachusetts corporation. The closing of this transaction is subject to Shareholder approval.

     On April 7, 2000, Envision acquired approximately 80% of the voting stock of Qui Vive, Inc. ("Qui Vive"), a Delaware corporation pursuant to an Amended and Restated Stock Acquisition Agreement (the "Stock Acquisition Agreement"), dated March 31, 2000, among Envision, QV Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Envision and created solely for the purpose of the acquisition, Sundog Technologies, Inc., a Delaware corporation, and RockMountain Ventures Fund, LP, a Delaware limited partnership. Pursuant to this Stock Acquisition Agreement, Envision issued shares of its common stock in order to acquire shares of Series A Preferred Stock and Series B Preferred Stock of Qui Vive on April 7, 2000. Envision issued 1,492,500 shares of its common stock to acquire the 80% interest. Envision will issue additional shares of its common stock to complete the acquisition of 80% of the voting stock of Qui Vive subject to Envision's shareholder approval. Qui Vive, which does business as "QV Tech", has no significant operations except for the development of its proprietary "Interosa" technology.

     On April 10, 2000, the Company entered into an Amended and Restated Stock Purchase Agreement with VP IP, a Delaware corporation. Pursuant to the terms of this agreement, the Company acquired the software and URL of VP IP. In exchange, the Company issued 200,000 shares of its common stock to the owners of VP IP which were William Patch, Chairman and Chief Executive Officer of the Company, and his immediate family and Alex Adamopoulos, an officer of the Company.

     On April 20, the Board of Directors approved a lease for the new corporate headquarters in Bridgewater, Massachusetts. The lease commences on August 1, 2000 for a term of seven years. The minimum lease payments are approximately $529,000 annually for years one to five and approximately $568,000 annually for years six and seven.

     The Company has a history of significant operating losses and its future capital needs may exceed its current financial resources. The Company also anticipates continuing operating losses in the future and presently is unable to predict when it may become profitable, if at all. As a result of the foregoing, a significant shareholder of the Company has committed to fund the Company's operations and cash requirements through May 31, 2001.

          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURES

     On April 4, 2000, the Company dismissed its independent certified public accountants, PricewaterhouseCoopers LLP, effective upon the completion of the audit of the financial statements as of January 29, 2000. The decision to dismiss the accountants was approved by the Board of Directors, as the Company did not have an audit or similar committee.

     PricewaterhouseCoopers LLP audited the Company's financial statements for the period from January 7, 1999 (date of inception) through January 30, 1999, the three-month period ended May 1, 1999 and the fiscal year ended January 29, 2000. Their reports on such financial statements contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that their reports for each of the periods referred to above, with the exception of the fiscal year ended January 29, 2000, contained a modification to their opinion relating to the Company's ability to continue as a "going concern".

     In connection with its audits noted in the preceding paragraph, and through April 28, 2000, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles and practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the financial statements for the periods noted in the preceding paragraph.

     During the audit periods noted above and through April 28, 2000, there have been no reportable events.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our executive officers is included in this Annual Report under the caption "Executive Officers of the Registrant." Information regarding our directors and nominees for directors will be contained in our Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2000 (the "Proxy Statement"), and is incorporated in this Annual Report by reference.

                             EXECUTIVE COMPENSATION

     Information regarding compensation of our executive officers will be contained in the Proxy Statement and is incorporated in this Annual Report by reference.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the ownership of our common stock will be contained in the Proxy Statement and is incorporated in this Annual Report by reference.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be contained in the Proxy Statement and is incorporated in this Annual Report by reference.

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements -- The financial statements and the reports of our Certified Public Accountants are listed on pages 22 through 36.

          2. Financial Statements Schedules -- Not Applicable.

          3. Exhibits including those incorporated by reference:

EXHIBIT                                DESCRIPTION
-------                                -----------
2.1       --   Agreement and Plan of Merger dated February 8, 2000, among the Registrant, perfumania.com, inc. and EDC Sub, Inc.(2)
2.2       --   Amended and Restated Stock Purchase Agreement dated April
               10, 2000, between Envision Development Corporation and
               William J. Patch, III, Elisabeth M. Patch, Lisabeth Patch,
               William Patch, IV and Alex Adamopoulos
3.1       --   Articles of Incorporation
3.2       --   Bylaws
10.1      --   1999 Incentive Stock Option Plan (1)
10.2      --   Intercompany Services Agreement dated as of May 1, 1999 by and between perfumania.com, inc. and Perfumania, Inc. (1)
10.3      --   Technology Transfer and License Agreement dated as of May 1,
               1999 by and between perfumania.com, inc. and Perfumania,
               Inc. (1)
10.4      --   Employment agreement, dated as of January 11, 2000, between
               Envision and William J. Patch.
10.5      --   Employment agreement, dated as of January 11, 2000, between
               Envision and Michael E. Amideo.
10.6      --   Employment agreement, dated as of January 14, 2000, between
               Envision and Thomas Nolan.
10.7      --   Employment agreement, dated as of February 22, 2000, between
               Envision and Alex Adamopoulos.
10.8      --   Employment agreement of Ilia Lekach (1)
10.9      --   Employment agreement of Rachmil Lekach (1)
10.10     --   Employment agreement of Richard Veliz (1)
10.11     --   Lease Agreement dated as of April 6, 2000, between Envision
               Development Corporation (Tenant) and Claremont Bridgewater
               I, LLC
16.1      --   Letter re change in certifying accountant (3)
21.1      --   Subsidiaries of Envision
23.1      --   Consent of PricewaterhouseCoopers LLP
24.1      --   Power of attorney (included on the signature page to this
               Annual Report on Form 10-K)
27.1      --   Financial Data Schedule

---------------

(1) Incorporated by reference to the exhibit of the same description filed with the Registrant's Registration Statement on Form S-1 (No. 33-80059).
(2) Incorporated by reference to the exhibit of the same description filed with the Registrant's Current Report on Form 8-K dated February 8, 2000.
(3) Incorporated by reference to the exhibit of the same description filed with the Registrant's Current Report on Form 8-K dated April 4, 2000.

     (b) Reports on Form 8-K

     A Current Report on Form 8-K dated January 11, 2000 was filed on January 24, 2000 containing information on Item 1. Change in Control of Registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2000

                                          ENVISION DEVELOPMENT CORPORATION

                                          By:     /s/ WILLIAM J. PATCH
                                            ------------------------------------
                                            William J. Patch
                                            Chairman and Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints William J. Patch and Michael E. Amideo and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney may be executed in counterparts.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ WILLIAM J. PATCH                   Chairman and Chief Executive      April 28, 2000
-----------------------------------------------------  Officer
                  William J. Patch

                /s/ MICHAEL E. AMIDEO                  Secretary, Chief Financial        April 28, 2000
-----------------------------------------------------  Officer and Director
                  Michael E. Amideo

               /s/ SUNNY C. VANDERBECK                 Director                          April 28, 2000
-----------------------------------------------------
                 Sunny C. Vanderbeck

                 /s/ DEAN M. WILLARD                   Director                          April 28, 2000
-----------------------------------------------------
                   Dean M. Willard

                /s/ THOMAS H. CARMODY                  Director                          April 28, 2000
-----------------------------------------------------
                  Thomas H. Carmody

               /s/ JAMES B. WEINSTOCK                  Director                          April 28, 2000
-----------------------------------------------------
                 James B. Weinstock

                  /s/ ALAN E. RUDD                     Director                          April 28, 2000
-----------------------------------------------------
                    Alan E. Rudd

                               INDEX TO EXHIBITS

EXHIBIT                                DESCRIPTION
-------                                -----------
2.1       --   Agreement and Plan of Merger dated February 8, 2000, among the Registrant, perfumania.com, inc. and EDC Sub, Inc.(2)
2.2       --   Amended and Restated Stock Purchase Agreement dated April
               10, 2000, between Envision Development Corporation and
               William J. Patch, III, Elisabeth M. Patch, Lisabeth Patch,
               William Patch, IV and Alex Adamopoulos
3.1       --   Articles of Incorporation
3.2       --   Bylaws
10.1      --   1999 Incentive Stock Option Plan (1)
10.2      --   Intercompany Services Agreement dated as of May 1, 1999 by and between perfumania.com, inc. and Perfumania, Inc. (1)
10.3      --   Technology Transfer and License Agreement dated as of May 1,
               1999 by and between perfumania.com, inc. and Perfumania,
               Inc. (1)
10.4      --   Employment agreement, dated as of January 11, 2000, between
               Envision and William J. Patch.
10.5      --   Employment agreement, dated as of January 11, 2000, between
               Envision and Michael E. Amideo.
10.6      --   Employment agreement, dated as of January 14, 2000, between
               Envision and Thomas Nolan.
10.7      --   Employment agreement, dated as of February 22, 2000, between
               Envision and Alex Adamopoulos.
10.8      --   Employment agreement of Ilia Lekach (1)
10.9      --   Employment agreement of Rachmil Lekach (1)
10.10     --   Employment agreement of Richard Veliz (1)
10.11     --   Lease Agreement dated as of April 6, 2000, between Envision
               Development Corporation (Tenant) and Claremont Bridgewater
               I, LLC
16.1      --   Letter re change in certifying accountant (3)
21.1      --   Subsidiaries of Envision
23.1      --   Consent of PricewaterhouseCoopers LLP
24.1      --   Power of attorney (included on the signature page to this
               Annual Report on Form 10-K)
27.1      --   Financial Data Schedule

---------------

(1) Incorporated by reference to the exhibit of the same description filed with the Registrant's Registration Statement on Form S-1 (No. 33-80059).
(2) Incorporated by reference to the exhibit of the same description filed with the Registrant's Current Report on Form 8-K dated February 8, 2000.
(3) Incorporated by reference to the exhibit of the same description filed with the Registrant's Current Report on Form 8-K dated April 4, 2000.