Form 10-K/A
period 2000-01-29
ENVISION DEVELOPMENT CORP /FL/
filed 2000-05-31
CIK 1087782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

                        COMMISSION FILE NUMBER 001-15311



                        ENVISION DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

             FLORIDA                                   65-0981457
    (State or other jurisdiction            (I.R.S.Employer Identification No.)
   of incorporation or organization)

                 4 MOUNT ROYAL AVENUE, MARLBORO, MASSACHUSETTS
                    (Address of principal executive offices)

                                 (508) 481-8303
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------
                          COMMON STOCK, $0.01 PAR VALUE

                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    -----------------------------------------
                             AMERICAN STOCK EXCHANGE

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of Common Stock outstanding as of May 26, 2000 was 8,592,500.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

         Part III of the Annual Report on Form 10-K for the fiscal year ended January 29, 2000 of Envision Development Corporation (the "Registrant" "Envision" or the "Company") is amended to include this information required under Part III of the Annual Report on Form 10-K.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the person's age, the month and year in which such person first became a director, any other position held with the Company, such person's principal occupations during the past five years and any directorships held by such person in public or certain other companies.

         NAME                                         POSITION HELD                                             AGE
         ----                                         -------------                                             ---
         William J. Patch                             Chairman of the Board, Chief Executive                     53
                                                      Officer and Director

         Michael E. Amideo                            Chief Financial Officer, Secretary and Director            31

         Sunny C. Vanderbeck                          Director                                                   26

         Dean M. Willard                              Director                                                   52

         Thomas H. Carmody                            Director                                                   51

         James B. Weinstock                           Director                                                   28

         Alan E. Rudd                                 Director                                                   48

         Syed Abbas Ali Shah                          Director                                                   37

         William J. Patch. Mr. Patch has served as director of the Company since January 2000. Mr. Patch became the Company's Chairman of the Board and Chief Executive Officer in April 2000. From January 2000 to April 2000, Mr. Patch served as the President and Chief Operating Officer of the Registrant. Prior to January 2000, Mr. Patch founded and served as President of VP Incorporated since 1989. At VP, his responsibilities have included developing and managing global enterprise network programs, professional services, logistics, acquisitions, sales, and strategic planning for clients including Fortune 500 and smaller entrepreneurial companies. From 1976 to 1980, Mr. Patch was employed in a number of executive positions with Bell Atlantic Business Systems Services and its predecessor Sorbus Inc., including Vice President, marketing and sales. From 1972 to 1976, Mr. Patch was manager of equal employment opportunity for NCR Corporation.

         Michael E. Amideo. Mr. Amideo has served as the Chief Financial Officer and a director of the Company since June 1999 and as Secretary of the Company since January 1999. From July 1999 until January 1999, he also served as the Company's Chief Operating Officer. From April 1999 to June 1999, Mr. Amideo served as controller of Perfumania, Inc. From 1995 to 1999, Mr. Amideo was employed by PricewaterhouseCoopers LLP as a certified public accountant. From 1994 to 1995, Mr. Amideo was employed by Arthur Andersen LLP, as a certified public accountant.

         Sunny C. Vanderbeck. Mr. Vanderbeck has served as director of the Company since January 2000. Mr. Vanderbeck is a co-founder of Data Return Corporation and has served as its Chairman and Chief Executive Officer since Data Return's formation in August 1997. Before founding Data Return, from July 1996 to January 1997, Mr. Vanderbeck was a technical product manager and Lead Internet/Intranet Consultant for Software Spectrum, a reseller of Microsoft products. From May 1995 to June 1996, while employed by Software Spectrum, Mr. Vanderbeck served as an independent consultant to Microsoft where he served as a team leader for Microsoft

Messaging products and as a product support engineer. From July 1994 to May 1995, Mr. Vanderbeck was an independent consultant. From 1990 to 1994, Mr. Vanderbeck served in the U.S. Army Special Operations unit as a Section Leader in the 2nd Ranger Battalion.

         Dean M. Willard. Mr. Willard has served as director of the Company since January 2000. Mr. Willard has served as Chairman and Chief Executive Officer of PBT Brands, Inc., a holding company which owns and operates Permatex, Inc. and Advanced Chemistry & Technology, Inc. since August 1999. Permatex is a leading supplier of functional chemicals to the automotive after market. Advanced Chemistry & Technology, Inc., a company founded by Mr. Willard, supplies high performance sealant to the aircraft industry. Mr. Willard has also been Chairman of the Board of Directors of Automotive Performance Group since September 1998 and its Chief Executive Officer since November 1998.

         Mr. Willard also serves on the Board of Directors of American Pacific Corporation, the sole source producer in North America of ammonium perchlorate, the primary chemical component of solid propellants used in rocket and booster motors by NASA, the military and a growing number of commercial launch vehicles.

         From 1972 to 1989, Mr. Willard served as President and Chief Executive Officer of Products Research & Chemical Corporation, a New York Stock Exchange listed company. Products Research & Chemical Corporation was sold to Courtaulds PLC in 1989 and Mr. Willard continued through 1995 in various capacities including Chief Executive Officer and Vice Chairman. Prior to joining Products Research & Chemical Corporation, Mr. Willard served on the audit staff of PricewaterhouseCoopers, LLP. Mr. Willard is a certified public accountant.

         Thomas H. Carmody. Mr. Carmody has served as director of the Company since January 2000. Mr. Carmody has served as President and Chief Executive Officer of Summit International since July 1999. Mr. Carmody served as President and Chief Executive Officer of Continental Sports Group from 1998 to July 1999. Mr. Carmody also serves as a director of Automotive Performance Group. From 1989 to 1998, Mr. Carmody was a Senior Vice President and General Manager of Operations of Reebok International, Ltd. where he had management responsibility for Reebok's North American operations including sales, marketing and distribution. Prior to joining Reebok, Mr. Carmody served as a Director of Marketing for Nike and was a Deputy District Attorney for Santa Clara County, California.

         James B. Weinstock. Mr. Weinstock has served as director of the Company since April 2000. Mr. Weinstock also serves as the Co-Chairman of SkyDriver, Inc., of which he is a co-founder. In addition, Mr. Weinstock serves on the board of directors for Minority Interest.com and Gamebay.com. In 1996, Mr. Weinstock co-founded Sportivny Mir, a Russia-based sports and fitness company that founded Gold's Gym Moscow, as well as co-creating the Turnkey Telecom Guide, providing an analysis of Moscow's telecommunications market. He also served as Marketing Manager and Business Advisory Consultant for Ernst & Young in the Commonwealth of Independent States. Mr. Weinstock received his BA in Diplomatic History from the University of Pennsylvania. His father is Davis Weinstock.

         Alan E. Rudd. Mr. Rudd has served as director of the Company since January 2000. Mr. Rudd has served as the Chief Executive Officer and Chairman of Sundog Technologies, Inc., a Delaware corporation since November 1999. Sundog is the creator of Universal Update, a software product that facilitates the sharing of information among disparate databases. Mr. Rudd has served on the board of directors of several startup companies and is currently the chairman of Qui Vive Inc., a Delaware company and a majority owned subsidiary of the Company that focuses on email policy management software.

         From 1996 to November 1999, Mr. Rudd was the Chief Executive Officer of Vinca Corporation, a Utah-based company that provided continuous availability software for Microsoft, Novell and IBM distributed network platforms. Under Mr. Rudd's leadership, Vinca became a recognized worldwide leader in providing high availability solutions. In recognition of his achievements, Mr. Rudd was named Utah's 1999 Entrepreneur of the Year. Vinca was acquired by Legato Systems of Palo Alto, CA on July 31, 1999.

         Mr. Rudd was part of the early management team at Novell Inc. from 1986 to 1996, where he played an integral role in establishing Novell as the worldwide leader in the providing network computing solutions. At Novell, Rudd held several key management positions in sales and marketing including Vice President of OEM Operations.

         From 1979 to 1986, Mr. Rudd practiced law in Chicago, Illinois with State Farm Insurance and Prime Computer. Mr. Rudd holds B.S. and J.D. degrees from Brigham Young University.

         Syed Abbas Ali Shah. Mr. Abbas Ali Shah has served as director of the Company since May 2000. Mr. Shah began his career in 1986 with Lehman Brothers, where he was involved in developing computerized mathematical models and strategies for the U.S. and international fixed income and derivatives markets. Mr. Shah subsequently became a trader covering all sectors of the U.S. Treasury market and was then assigned to manage the U.S. Strips (Zeros) desk, which also traded futures and options. Mr. Shah was responsible for the management of a four billion-dollar portfolio. In 1995, Mr. Shah joined UBS Securities. In 1996 he launched Interpacific Capital Management, a global macro hedge fund. In December 1998, Mr. Shah established LiQ.com, an Internet consumer portal with a proprietary social shopping technology. Mr. Shah attended Cambridge
University in Great Britain and finished his undergraduate work at Columbia University where he was awarded BS degree in Mathematical Economics and Biology. Mr. Shah subsequently attended the Master of Business Administration program at Columbia University.

         Information regarding the Registrant's executive officers has been included as part of the Annual Report on Form 10-K under Part I.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during and with respect to its most recent fiscal year and upon written representations from persons known to the Company to be subject to
Section 15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (a "reporting person") that no Form 5 is required to be filed for such reporting person, all reporting persons filed on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended January 29, 2000.

                             EXECUTIVE COMPENSATION

Compensation of Directors and the Named Executive Officers
----------------------------------------------------------

         The following tables set forth a summary of the compensation, option grants, option exercises and long-term incentive plans for Envision Development Corporation executive officers.


              SUMMARY COMPENSATION TABLE AS OF FISCAL YEAR END 2000

                                                                                           AWARDS
                                                    ANNUAL COMPENSATION                  SECURITIES
                                                  -----------------------            UNDERLYING OPTIONS/
                                                  SALARY           BONUS                     SARS
     NAME AND PRINCIPAL POSITION                    ($)             ($)                       (#)
     ---------------------------                  ------          ------             --------------------
     William J. Patch, Chairman of the
        Board and Chief Executive Officer     $        6,923  $     165,563(1)             400,000

     Michael E. Amideo, Chief Financial
        Officer and Secretary                 $       73,322  $     115,894(1)                  --

     Rachmil Lekach, former CEO               $      340,038  $     600,000(2)             225,000

(1) Represents sign-on position acceptance bonus paid to Mr. Patch and Mr. Amideo on January 11, 2000. The sign-on position acceptance bonus has grossed up to compensate for federal income taxes.

(2) Represents termination compensation for Mr. Lekech according to his employment agreement. Mr. Lekach is no longer employed by the Company.


         Option Grants During Fiscal Year. The following table sets forth as to each of the Named Executive Officers the following information with respect to option grants during the fiscal year ended January 29, 2000 and the potential realizable value of such option grants: (i) the number of shares of Common Stock underlying options granted during fiscal year ended January 29, 2000, (ii) the percentage that such options represent of all options granted to employees during that year, (iii) the exercise price, (iv) the expiration date and (v) the potential realizable value of each grant at assumed rates of stock price appreciation for the option term.


              OPTION GRANTS IN FISCAL YEAR ENDED JANUARY 29, 2000

                                                              INDIVIDUAL GRANTS (1)                       GRANT DATE VALUE(5)
                                            ------------------------------------------------------------  -------------------
                                              NUMBER OF          PERCENT OF
                                              SECURITIES       TOTAL OPTIONS    EXERCISE
                                              UNDERLYING        GRANTED TO       PRICE       EXPIRATION       GRANT PRESENT
NAME                                        OPTION GRANTED       EMPLOYEES     ($/SHARE)        DATE              VALUE(6)
----                                        ---------------    -------------   ----------    -----------    -----------------
 William J. Patch, Chairman of the Board
 and Chief Executive Officer                  400,000 (2)            18%        $ 22.00      1/11/2010    $   6,325,290

 Michael E. Amideo, Chief Financial
 Officer and Secretary                         50,000 (3)             2%        $  7.00       7/2/2009    $     288,611

 Michael E. Amideo, Chief Financial
 Officer and Secretary                        375,556 (2)            17%        $ 22.00      1/11/2010    $   6,083,755

 Rachmil Lekach, former CEO                   225,000 (4)            10%        $  7.00      6/01/2009    $   1,298,754


(1) No stock appreciate rights were granted to the executive officers in fiscal 1999.

(2) The term for each option is ten years, unless expiration occurs earlier due to termination of employment. Each option is exercisable in amounts equal to twenty percent of the aggregate number of shares underlying the option, on or after first through fourth anniversaries of the grant date. Each option is exercisable in full with respect to the aggregate number of shares on or after the fourth anniversary of the grant date.

(3) The term for each option is ten years, unless expiration occurs earlier due to termination of employment. Subject to a change in control of the Company on January 11, 2000, the option vested immediately after change in control.

(4) The term for each option is ten years. Options vested immediately upon grant.

(5)      Represents fair market value of common stock at date of grant.

(6) In accordance with Securities and Exchange Commission rules, the Black-Scholes option pricing model was chosen to estimate the Grant Date Present Value of the options set forth in this table at $20.16 per share at January 11, 1999 and $6.41 per share at June 1, 1999. The Company's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option models require a prediction about the future movement of the stock price. The Grant Date Present Values presented in the table were determined in part using the following assumptions:

                  Expected volatility          100.0%
                  Risk-free interest rate        5.9%
                  Expected dividend yield        0.0%
                  Expected option life       10 years


         The real value of the options in this table depends upon the actual performance of the common stock during the applicable period and upon when they are exercised. The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".


       AGGREGATED OPTIONS EXERCISES IN FISCAL YEAR ENDED JANUARY 29, 2000
              AND FISCAL YEAR ENDED JANUARY 29, 2000 OPTION VALUES



                                                                       NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                                                    OPTIONS AT FISCAL YEAR-END                  AT
                                            SHARES                              (#)                    FISCAL YEAR-END ($)
                                         ACQUIRED ON     VALUE     -----------------------------   ------------------------------
                                           EXERCISE     REALIZED    EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                                         ------------   --------   -------------  --------------   ------------   ---------------
 William J. Patch, Chairman of the
 Board and Chief Executive Officer            --           --           --           400,000               --    $  6,025,000

 Michael E. Amideo, Chief Financial
 Officer and Secretary                        --           --          50,000        375,556       $1,503,125    $  5,656,812

 Rachmil Lekach                               --           --         225,000           --                 --    $  6,764,062




Compensation of Directors
-------------------------

         Non-employee directors receive compensation for their services as directors in the amount of $5,000 per year. Envision also reimburses them for any expenses related to attendance at meetings. Directors are also eligible to receive grants of stock options under the 1999 Incentive Stock Option Plan.



Employment Contracts, Termination of Employment and Change-in-Control
---------------------------------------------------------------------
Arrangements
------------

         Envision has employment contracts with William Patch and Michael Amideo effective January 2000. Mr. Patch's agreement provides an annual base salary of $200,000, subject to annual review and increase by the Board of Directors or a compensation committee thereof. Mr. Amideo has an annual base salary of $180,000. The terms of the agreements for Messrs. Patch and Amideo are for four years and expire in January 2004.

         The agreements provides for an annual performance bonus of 100% of base salary for Mr. Patch and 50% of base salary for Mr. Amideo, based on such criteria as may be established in advance by the Board of Directors. At the discretion of the Board of Directors, the form of payment for the annual performance bonus may be EDV stock, cash, or a combination of the two. A signing bonus of $165,563 was awarded to Mr. Patch. Mr. Amideo received signing bonuses of $115,894.

         In the event the Company terminates the employment of Messrs. Patch and Amideo without cause immediately upon written notice or in the event of voluntary termination within one year from the date of acquisition, the Company shall pay severance in a lump sum amount equal to the then base annual salary, plus full annual bonus, and all remaining unvested stock options shall vest immediately. Such severance pay shall not be subject to reduction for any reason.


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         As of the date of this Annual Report on Form 10-K/A Amendment No. 1, Envision does not have a compensation committee of its Board of Directors (or a Board committee performing equivalent functions). All decisions concerning compensation of executive officers are made by the Board of Directors as a whole. William Patch and Michael Amideo, in their capacities as members of Envision's Board of Directors, participated in deliberations of the Board concerning the authorization of the employment agreements of Messrs. Patch and Amideo discussed in "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" above. Envision intends to create a compensation committee in the near future.


                               PERFORMANCE GRAPH

         The following graph compares the price performance of $100 if invested in common stock with the price performance of $100 if invested in each of the NASDAQ Index, S&P 500 Index and the Dow Jones Industry Group. The performance graph does not contain comparisons with a perfume retailers industry index or other perfume retailer because the great majority of other companies engaged in the perfume retail are privately-held companies. The price performance, as used in the performance graph, is calculated by assuming $100 is invested at the beginning of the period in common stock at a price equal to the market value. At the end of each fiscal year the total value of the investment is computed by taking the number of shares owned times the market price of the shares at the end of each fiscal year.


                                        SEPTEMBER 29,               JANUARY 29,
                                            1999                       2000
                                        -------------               -----------

Envision Development Corporation             100                        529

NASDAQ Index                                 100                        142

Dow Jones Industry Group                     100                        105

S&P 500 Index                                100                        107

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table set forth information, as of May 26, 2000, concerning shares of the common stock, par value $0.01 per share, of Envision that are beneficially owned by (i) each shareholder known by Envision to be the beneficial owner of more than 5% of any Envision common stock, (ii) each director of Envision, (iii) each of the named executive officers of Envision, and (iv) all named executive officers and directors of Envision as a group. Unless otherwise indicated, each person or entity listed has sole voting and investment power over the shares beneficially owned by him, her or it.


       NAME AND ADDRESS                           TITLE OF       AMOUNT AND NATURE OF     PERCENT OF
       OF BENEFICIAL OWNER                         CLASS       BENEFICIAL OWNERSHIP (1)      CLASS
       --------------------                       --------     ------------------------   -----------



Zero.Net, Inc.                                  Common Stock          3,824,567               34.9%
650 Mission Street
San Francisco, CA 94015

Perfumania, Inc.                                Common Stock          1,200,000     (2)        9.1%
11701 NW 101st Rd.
Miami, FL 33178

Dominion Income Management Corp.                Common Stock            430,000                4.0%
15302 25th Dr. S.E.
Millcreek, WA 98012

William J. Patch                                Common Stock            100,000     (3)          *
President, CEO and Director

Michael E. Amideo                               Common Stock             50,000     (4)          *
Chief Financial Officer and Director

Sunny C. Vanderbeck                             Common Stock                 --                  *
Director

Dean M. Willard                                 Common Stock                 --                  *
Director

Thomas H. Carmody                               Common Stock                 --                  *
Director

James B. Weinstock                              Common Stock                 --                  *
Director

Alan E. Rudd                                    Common Stock                 --                  *
Director

Syed Abbas Ali Shah                             Common Stock                 --                  *

Alex Adamopoulos                                Common Stock            100,000     (5)          *
Executive Vice President

All directors and named executive officers      Common Stock          4,074,567               37.2%
as a group (10 persons)


------------------

* Represents less than 1.0% of the outstanding shares of Envision common stock.

(1) Beneficial ownership is determined in accordance with the applicable rules under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or entity and his, her or its percentage ownership, shares subject to options held by that person or entity that are currently exercisable, or to become exercisable within 60 days from the date hereof, are deemed outstanding for such person or entity. Percentage of ownership is based on 8,592,500 shares of common stock issued and outstanding on May 26, 2000.


(2)      Includes a vested option of Ilia Lekach, Chief Executive Officer of
E Com Ventures, Inc. (successor to Perfumania, Inc.) to acquire 200,000 shares of Envision common stock and 1,000,000 shares owned by Perfumania, Inc.

(3) In addition, Mr. Patch has options to acquire 400,000 shares of Envision common stock, subject to the future vesting thereof pursuant to his employment agreement with Envision.

(4) Includes a vested option to acquire 50,000 shares of Envision common stock. In addition, Mr. Amideo has options to acquire 320,000 shares of Envision common stock, subject to the future vesting thereof pursuant to his employment agreement with Envision.

(5) In addition, Mr. Adamopolous has options to acquire 442,162 shares of Envision common stock, subject to the future vesting thereof pursuant to his employment agreement with Envision.



Change in Control
-----------------

         As reported on Envision's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2000, a change in control of perfumania.com (before the reorganization) occurred. On January 11, 2000, Alta Limited exercised one of its options to purchase from Perfumania, Inc., formerly the parent company of perfumania.com, 2,000,000 shares of common stock of perfumania.com (before the reorganization) at a price of $6.00 per share pursuant to an Option Agreement, dated December 10, 1999, among Perfumania, Inc., Alta Limited and the optionees who are signatories thereto. In connection with such exercise, Alta appointed two directors immediately to the Board of Directors of perfumania.com (before the reorganization) and four directors effective upon the expiration (the "Effective Date") of the waiting requirements of Rule 14f-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         In May 2000, Alta exercised its second option to purchase 500,000 shares of common stock of Envision at a price of $8.00 per share pursuant to the option agreement. As of May 2000 Alta sold its shares to Zero.net Inc., and as of May 26, 2000 Alta owns no shares of the Company.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management
----------------------------

         On April 27, 2000, the Board of Directors of Envision approved the Amended and Restated Stock Purchase Agreement (the "Agreement"), dated April 10, 2000, with VP IP, Inc. ("VP IP"), a Delaware corporation. Pursuant to the terms of this Agreement, Envision acquired the software and URL of VP IP from the owners of VP IP, which were Mr. William J. Patch, director and Chief Executive Officer of Envision, Mr. Patch's immediate family and Alex Adamopoulos, an officer of Envision, in exchange for 200,000 shares of Envision's common stock, par value $0.01 per share.

                                    SIGNATURE



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of May, 2000.

                           ENVISION DEVELOPMENT CORPORATION


                           By:  /s/    WILLIAM J. PATCH
                              ------------------------------------------------
                                       William Patch, Chairman of the Board
                                       and Chief Executive Officer