Form 10-Q
period 2000-04-29
ENVISION DEVELOPMENT CORP /FL/
filed 2000-06-13
CIK 1087782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 29, 2000

                        COMMISSION FILE NUMBER 001-15311


                        ENVISION DEVELOPMENT CORPORATION
                       (Successor to perfumania.com, inc.)
             (Exact name of registrant as specified in its charter)



            Florida                                       65-0981457
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                    4 MOUNT ROYAL AVENUE, MARLBORO, MA 01752
                     (Address of principal executive office)

                                 (508) 481-8303
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

         As of June 9, 2000, Envision Development Corporation had 8,792,500 shares of common stock, $0.01 par value, outstanding.

                        Envision Development Corporation
                       (Successor to perfumania.com, inc.)


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

          Consolidated Balance Sheets...........................................      3

          Consolidated Statements of Operations.................................      4

          Consolidated Statement of Cash Flows..................................      5

          Notes to Consolidated Financial Statements............................      7

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operation........................     12

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K......................................     14

          Signatures............................................................     15


                        Envision Development Corporation
                       (Successor to perfumania.com, inc.)
                          Consolidated Balance Sheets


                                                              April 29,          January 29,
                                                                2000                2000
                                                            -------------       -------------
                                                             (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                 $   3,610,321       $   9,208,501
  Restricted cash                                                 650,000                  --
  Prepaid expenses and other current assets                       231,381                  --
  Advances to affiliates                                          891,000                  --
                                                            -------------       -------------
    Total current assets                                        5,382,702           9,208,501

Net assets from discontinued operations                         2,051,836             832,208

Property and equipment, net                                       896,195                  --

Intangible assets                                             101,733,864                  --
                                                            -------------       -------------

  Total assets                                              $ 110,064,617       $  10,040,709
                                                            =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                     $   1,607,595       $     322,900
  Notes payable to stockholder                                  1,100,000
                                                            -------------       -------------

  Total liabilities                                         $   2,707,575       $     322,900
                                                            =============       =============

Commitments and contingencies                                          --                  --
                                                            -------------       -------------

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000
    shares authorized, 0 shares issued and outstanding                 --                  --
  Common stock, $0.01 par value, 20,000,000
    shares authorized, 9,192,500 and 7,500,000 shares
    issued and outstanding as of April 29, 2000 and
    January 29, 2000, respectively                                 91,925              75,000
  Additional paid in capital                                  119,197,816          15,194,771
  Accumulated deficit                                         (11,932,699)         (5,551,962)
                                                            -------------       -------------
    Total shareholders' equity                                107,357,042           9,717,809
                                                            -------------       -------------
    Total liabilities and shareholders' equity              $ 110,064,617       $  10,040,709
                                                            =============       =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Envision Development Corporation
                       (Successor to perfumania.com, inc.)
                     Consolidated Statements of Operations
                                   (Unaudited)



                                                     Three Months      Three Months
                                                        Ended              Ended
                                                    April 29, 2000      May 1, 1999
                                                    --------------      -----------
Net sales                                             $        --       $        --
Cost of sales                                                  --                --
                                                      -----------       -----------
Gross profit                                                   --                --
                                                      -----------       -----------

Operating expenses:
   General and administrative expenses                  2,494,855                --
   Amortization of intangible assets                    2,889,445                --
                                                      -----------       -----------

      Total operating expenses                          5,384,300
                                                      -----------       -----------


Loss from operations, before interest income
  and results of operaiton from discontinued
  operations                                           (5,384,300)               --
Interest income, net                                       90,828                --
                                                      -----------       -----------

Loss from operations before results of operations
  from discontinued operations                         (5,293,472)               --
Loss from discontinued operations                      (1,087,265)         (764,657)
                                                      -----------       -----------
Net loss                                              $(6,380,737)      $  (764,657)
                                                      ===========       ===========

Basic and diluted loss per common share:
   Loss from continuing operations                    $     (0.67)      $     (0.00)
   Loss from discontinued operations                  $     (0.14)      $     (0.15)
                                                      -----------       -----------
                                                      $     (0.81)      $     (0.15)
                                                      ===========       ===========

Weighted average number of common shares
   outstanding used in basic and diluted
   calculation                                          7,921,181         5,000,000
                                                      ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Envision Development Corporation
                       (Successor to perfumania.com, inc.)
                     Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     Three Months       Three Months
                                                                         Ended             Ended
                                                                     April 29, 2000     May 1, 1999
                                                                     --------------     -----------
Cash flows from operating activities:
  Net loss                                                            $(6,380,737)      $  (764,657)
    Adjustments to reconcile net loss to net cash
      used in operating activities of continuing operations:
       Loss from discontinued operations                                1,087,265           764,657
       Depreciation and amortization                                    2,889,445                --
       Changes in operating assets and liabilities, net of
         acquisitions:
        Increase in prepaid expenses and other current assets             (54,630)               --
        Increase in accounts payables and accrued expenses              1,091,866                --
                                                                      -----------       -----------

Net cash used in operating activities of continuing operations         (1,366,791)               --
Net cash used in operating activities of discontinued operations       (2,306,893)         (765,465)
                                                                      -----------       -----------

Net cash used in operating activities                                  (3,673,684)              808
                                                                      -----------       -----------

Cash flows from investing activities:
  Purchases of property and equipment                                    (664,172)               --
  Advances to affiliates                                                 (891,000)               --
                                                                      -----------       -----------
Net cash used in continuing operations                                                           --
Net cash used in discontinued operations                                       --                --
                                                                      -----------       -----------
Net cash used in investing activities                                  (1,555,172)               --
                                                                      -----------       -----------

Cash flows from financing activities:
  Increase in restricted cash                                            (650,000)               --
  Proceeds from note payable to stockholder                               200,000                --
                                                                      -----------       -----------
Net cash used in continuing operations                                   (450,000)               --
Net cash provided by discontinued operations                                   --                --
                                                                      -----------       -----------

Net cash used in financing activities                                    (450,000)               --
                                                                      -----------       -----------

(Decrease) increase in cash and cash equivalents                       (5,594,193)              808
Cash and cash equivalents, beginning of period                          9,208,501           100,000
                                                                      -----------       -----------
Cash and cash equivalents, end of period                              $ 3,614,308       $   100,808
                                                                      ===========       ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

         All of the consideration for Qui Vive, Inc. and VP IP, Inc. included the issuance of shares of Envision Development Corporation's common stock. See
Note 4 in the accompanying Notes to Consolidated Financial Statements.
















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Envision Development Corporation
                       (Successor to perfumania.com, inc.)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - BASIS FOR PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of Envision Development Corporation ("Envision" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes for the fiscal year ended January 29, 2000 which are included in Envision's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The balance sheet data as of January 29, 2000 was derived from audited financial statements, as adjusted to reflect the disposition of perfumania.com, inc. ("perfumania.com") (see Note 8), but it does not include all of the disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year. Certain prior year amounts have been reclassified in accordance with generally accepted accounting principals to conform with the current year presentation.

         On January 7, 1999, perfumania.com was created as a wholly-owned subsidiary of Perfumania, Inc. ("Perfumania") is a wholly-owned subsidiary of E Com Ventures, Inc. perfumania.com operates an online store that specializes in the sale of fragrances, fragrance related products and bath and body products on a retail and wholesale basis. perfumania.com launched its online store in February 1999. On September 29, 1999, perfumania.com completed its initial public offering (see Note 3).

         On January 11, 2000, a change in control of perfumania.com occurred when Alta Limited ("Alta") exercised an option to purchase 2,000,000 shares of common stock of perfumania.com from Perfumania at a price of $6.00 per share pursuant to an Option Agreement, dated December 10, 1999, among the Affiliate, Alta and the optionees who are signatories thereto. In connection with such exercise, Alta nominated two directors to the Board of Directors of perfumania.com and an additional four directors were added by the Board of Directors effective upon the expiration of the waiting requirements of Rule 14f-1 under the Securities Exchange Act of 1934, as amended. Under the Option Agreement, Alta has a second option (see Note 8) to purchase 500,000 shares of common stock of Envision at a price of $8.00 per share on or prior to the earlier to occur of December 31, 2000 or various other events, as defined in the Option Agreement.

         On February 10, 2000, Envision was formed in the State of Florida. The Company entered into a plan of merger with perfumania.com and EDC Sub, Inc., a Florida corporation and wholly-owned subsidiary of the Company on February 10, 2000. The plan of merger provided for, among other things, the merger of EDC Sub, Inc. with perfumania.com, with perfumania.com as the surviving corporation. As a result, perfumania.com became a direct wholly-owned subsidiary of the Company.

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

NOTE 2 - LIQUIDITY

         The Company has a history of significant operating losses and its future capital needs may exceed its current financial resources. The Company also anticipates continuing operating losses in the future and presently is unable to predict when it may become profitable, if at all. As a result of the foregoing, a significant stockholder of the Company has committed to fund the Company's operations and cash requirements through June 30, 2001.

NOTE 3 - INITIAL PUBLIC OFFERING

         In September 1999, perfumania.com completed its initial public offering of its common stock (the "Offering"), in which perfumania.com and Perfumania sold 3,500,000 shares of common stock at an offering price of $7.00 per share. Of the 3,500,000 shares of common stock, 2,500,000 shares of common stock were sold by perfumania.com. perfumania.com received proceeds of approximately $16,100,000, net of $1,400,000 in underwriting discounts and commissions. perfumania.com used approximately $3,344,000 of the proceeds to repay advances from Perfumania. Additionally, perfumania.com incurred approximately $496,000 in other costs in connection with the Offering. In connection with the Offering, perfumania.com granted common stocks warrant to the underwriters to purchase 350,000 shares of common stock at an exercise price of $9.80 per share. The common stock warrants can be exercised at any time for a period of five years.

NOTE 4 - ACQUISITIONS

         On April 7, 2000, Envision completed the first stage of the acquisition of 80% of Qui Vive, Inc. ("Qvtech"), a developer of proprietary "Interosa" technology which provides security features to email communications, pursuant to the terms of an Amended and Restated Stock Acquisition Agreement, dated as of March 31, 2000, among Envision, QV Acquisition Corporation, a Delaware corporation ("QV Acquisition"), Sundog Technologies, Inc., a Delaware corporation ("Sundog"), and RockMountain Ventures Fund, LP ("Rock"). QV Acquisition, a wholly-owned subsidiary of Envision, acquired shares of Series A Preferred Stock and shares of Series B Preferred Stock of Qvtech from Sundog and Rock. In consideration therefor, Envision issued shares of Envision common stock to Sundog and Rock. The total purchase price is valued at $93,522,470, consisting of 1,813,000 shares of Envision common stock. Envision issued 1,492,500 shares of its common stock to Sundog and Rock to complete the first stage of the acquisition. An additional 320,500 shares of Envision common stock will be issued to Sundog and Rock to complete the second stage of the acquisition following the approval of Envision's shareholders. The shares issued by the Company in connection with the Qvtech acquisition are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of 18 months from the date of issuance. The value of Envision's shares included in the purchase price was recorded net of an estimated 15% market value discount to reflect the restrictions on the transferability. The market value was calculated using the average of the closing price of the previous ten trading days of Envision common stock prior to consummation of the transaction. The number of shares of Envision common stock given in exchange for such shares of Qvtech capital stock was determined by negotiations among the parties to the Agreement.

         On April 27, 2000, the Board of Directors of Envision approved the Amended and Restated Stock Purchase Agreement, dated April 10, 2000, with VP IP, Inc. ("VP IP"), a Delaware corporation. Pursuant to the terms of this Agreement, Envision acquired the software and URL of VP IP from the owners of VP IP, which were Mr. William J. Patch, director and Chief Executive Officer of Envision, Mr. Patch's immediate family and Alex Adamopoulos, an officer of Envision. The total purchase price is valued at $10,497,500, consisting of 200,000 shares of Envision common stock. The shares issued by the Company in connection with the VP IP acquisition are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of 12 months from the date of issuance. The value of Envision's shares included in the purchase price were recorded net of an estimated 15% market value discount to reflect the restrictions on the transferability. The market value was calculated using the average of the closing price of the previous ten trading days of Envision common stock prior to consummation of the transaction. The number of shares of Envision common stock given in exchange for the assets of VP IP was determined by negotiations among the parties to the Agreement. As a part of this acquisition, Mr. Patch and Mr. Adamopoulos entered into employment agreements with the Company (see Note 7).

         The acquisition of Qvtech has been accounted for using the purchase method of accounting, and, accordingly, the purchase price of the Qvtech acquisition was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The results of operations for Qvtech are included with those of the Company from the date of the acquisition. The acquisition of VP IP is an acquisition of assets, and, accordingly, the purchase price was preliminarily allocated to the assets acquired.

         The purchase price for the above acquisitions was allocated as follows:



         Fair value of net assets acquired (net liabilities assumed):

         Prepaid expenses and other assets          $   176,751
         Property and equipment, net                    232,023
                                                    -----------

              Total assets acquired                     408,774

         Accounts payable and accrued expenses         (192,809)
         Notes payable to stockholder                  (900,000)
                                                    -----------

              Total liabilities assumed              (1,092,809)
                                                    -----------

              Net non-cash liabilities assumed         (684,035)
              Cash acquired                                  --
                                                    -----------

              Net liabilities assumed               $  (603,359)
                                                    ===========

         The following is a reconciliation of the purchase price to the excess of the estimated fair value of net assets acquired allocated to intangible assets:

         Purchase price                            $104,019,970
         Net liabilities assumed                        603,359
                                                    -----------
              Amount allocated to intangible
                assets                             $104,623,329
                                                    ===========

         In connection with the acquisitions of Qvtech and VP IP, $104,623,329 was assigned to intangible assets. The amount assigned to intangible assets is preliminary and is subject to adjustment upon finalization of the purchase accounting. The finalization of the purchase accounting for Qvtech and VP IP may result in a significant portion of the aggregate purchase price being identified as in-process research and development, which will be charged to operations during the second quarter of fiscal year 2001 when the amounts are determined. Various factors are being considered in determining the amount of the purchase price to be allocated to in-process research and development such as, estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects and discounting the net cash flows, in addition to other assumptions. The estimate of the cash flows resulting from the expected revenues generated from the projects is dependent upon a number of risk factors and uncertainties, including the rate of market acceptance of the projects, rapid technological changes, the financial resources of our customers and the low barriers to entry for potential competitors, some of which have access to greater resources than the Company. The remaining identified intangibles, including the value of purchased technology and other intangibles, are will be amortized on a straight-line basis over a period of three years.

         Presented below is the unaudited selected pro forma financial information for the three month period ended April 29, 2000 as if the acquisition of Qvtech had occurred at the beginning of the period. The unaudited proforma financial information for the three month period ended May 1, 1999 is not presented due to the discontinued operation. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the acquisition been consummated on the dates assumed and do not project the Company's results of operations for any future period:


                                                         Three months ended
                                                         -------------------
                                                           April 29, 2000
                                                           --------------
         Net revenues                                      $         --
         Loss from continuing operations                   $(12,274,283)
         Loss per share                                    $      (1.32)
         Weighted average number of
           shares                                             9,333,000


NOTE 5 - RELATED PARTY TRANSACTIONS

         On April 27, 2000, the Board of Directors of Envision approved the Amended and Restated Stock Purchase Agreement, dated April 10, 2000, with VP IP (see Note 4).

         Qvtech entered into three notes payable for $300,000 each with ZERO.NET. Inc. ("ZERO.NET"), a significant stockholder of Envision, prior to the acquisition on February 28, 2000, March 15, 2000 and March 30, 2000. A fourth note payable for $200,000 was entered into with ZERO.NET in April 2000. Each note payable is due on demand and bears interest at LIBOR plus 350 basis points. The interest is due bi-annually commencing in the third fiscal quarter of 2001.

         Due from Affiliate includes amounts payable from companies for which the acquisitions have not been completed as of the end of the period, primarily LiQ, Inc. ("LiQ") and Envision Development Corporation, an unrelated Massachusetts corporation ("Envision Massachusetts") with the same name as the Company (see Note 8).

NOTE 6 - EARNINGS PER SHARE

         Basic loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding including the dilutive effect of stock options and warrants using the treasury stock method.

         Potentially dilutive shares for the three months ended April 29, 2000 and for the three months ended May 1, 1999 have not been included in the diluted loss per share because their effects would be anti-dilutive due to the loss incurred by Envision. Accordingly, diluted loss per common share is the same as basic loss per common share for the periods presented.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENTS. Envision entered into employment agreements with four of its executive officers for a three-year period. Among the provisions of the employment agreements, the executive officers will receive aggregate salaries of $715,000, aggregate annual and sign-on bonuses of $722,500 and stock options to buy 1,346,547 shares of common stock at an exercise price ranging from $22.00 to $26.13 per share.

         LEASE AGREEMENT. On April 20, 2000, the Board of Directors approved a lease for the new corporate headquarters in Bridgewater, Massachusetts. The lease commences on August 1, 2000 for a term of seven years. The minimum lease payments are approximately $529,000 annually for years one to five and approximately $568,000 annually for years six and seven. In connection with the lease and the construction of leasehold improvements, the Company was required to provide a stand-by letter of credit in the amount of $650,000. Such amount has been included in the accompanying consolidated balance sheet as restricted cash.

         LEGAL PROCEEDINGS. On May 24, 2000 Envision received notice of a complaint filed by Biz2Net Corporation ("Biz2Net" or "Plantiff") in the Superior Court, County of Worcester, Commonwealth of Massachusetts,naming Envision, certain of its officers, directors and others, as defendants.

         In its complaint, Biz2Net, among other things, sought injunctive relief and damages based on its allegations that certain of the defendants hired former Biz2Net personnel in violation of contracts, misappropriated Biz2Net's business plan and other proprietary and confidential information and took corporate opportunities away from Biz2Net.

         On May 31, 2000, a hearing was held in the Worcester County Superior Court, and the Judge denied the Plaintiff's request for injunctive relief. Furthermore, Envision believes that the allegations are without merit and will vigorously defend this action.

NOTE 8 - SUBSEQUENT EVENTS

         LIQ ACQUISITION. On May 5, 2000, the Board of Directors of Envision approved an Agreement and Plan of Merger with LiQ, a Delaware corporation. Envision issued 640,000 shares of its common stock in exchange for all of the issued and outstanding shares of LiQ. The transaction will be accounted for as a purchase. LiQ integrates voice-enabled communications via VoIP, document sharing, and co-browsing over the Internet or corporate intranets. The LiQ IsoSpace platform enables live, Web-based communications, transactions, and real-time knowledge exchange.

         PERFUMANIA.COM DISPOSITION. On May 10, 2000, Envision sold its wholly-owned subsidiary, perfumania.com, to E Com Ventures, Inc. ("E Com Ventures"), formerly known as Perfumania, Inc., pursuant to the terms of a Stock Purchase Agreement, dated April 29, 2000, among Envision, ZERO.NET and E Com Ventures. Envision sold all the common stock of perfumania.com in exchange for 400,000 shares of common stock of Envision from E Com Ventures. As part of the transaction, ZERO.NET acquired 100,000 shares of common stock of Envision from E Com Ventures for $2,500,000. The transaction requires approval by Envision's shareholders. The disposition is accounted for as a discontinued operation in the accompanying comdensed consolidated financial statements. Management expects to recognize a gain on the disposal of the discontinued operation in the second quarter.

         ENVISION MASSACHUSETTS ACQUISITION. On May 16, 2000, Envision acquired Envision Massachusetts, pursuant to the terms of the First Amended and Restated Agreement and Plan of Merger, dated March 10, 2000, as amended by Amendment No. 1, dated May 12, 2000, among the Envision, Envision Acquisition Corporation ("EAC"), Envision Massachusetts and certain stockholders of Envision Massachusetts.

         Envision Massachusetts merged with and into EAC, a wholly-owned subsidiary of the Corporation, with Envision Massachusetts surviving as a wholly-owned subsidiary of the Corporation. All the issued and outstanding common stock of Envision Massachusetts was converted into 1,513,072 shares of common stock, par value $0.01, of the Envision, and all the issued and outstanding options for common stock of Envision Massachusetts were converted into 373,421 options for common stock of the Envision.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes herein included. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

         Envision was created on February 10, 2000, through a plan of merger with perfumania.com and EDC Sub, Inc., a wholly-owned subsidiary of the Company. The plan of merger provided for, among other things, the merger of EDC Sub, Inc. with perfumania.com, with perfumania.com as the surviving corporation. As a result, perfumania.com became a direct wholly-owned subsidiary of the Company. perfumania.com, inc. was sold on May 10, 2000; therefore, the operations of perfumania.com have been included in the accompanying condensed consolidated statement of operations as discontinuing operations.

RESULTS OF OPERATIONS

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, recruiting, professional fees and other general corporate expenses. General and administrative expenses totaled $2,242,329 for the three months ended April 29, 2000. Envision anticipates that its general and administrative expenses will continue to increase significantly as the Company adds newly acquired subsidiaries and as existing subsidiaries continue to grow and expand their administrative staffs and infrastructures.

         AMORTIZATION OF INTANGIBLE ASSETS. The amortization of intangible assets reflects the recorded intangible assets related to the acquisitions of QVtech and VP IP. Envision is in the process of finalizing the purchase accounting for these acquisitions and expects to complete the purchase accounting during the second quarter of fiscal year 2001. The finalization of the purchase accounting for QVtech and VP IP may result in a significant portion of the aggregate purchase price being identified as in-process research and development, which will be charged to operations during the second quarter of fiscal year 2001 when the amounts are determined. Various factors are being considered in determining the amount of the purchase price to be allocated to in-process research and development such as, estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects and discounting the net cash flows, in addition to other assumptions. The estimate of the cash flows resulting from the expected revenues generated from the projects is dependent upon a number of risk factors and uncertainties, including the rate of market acceptance of the projects, rapid technological changes, the financial resources of our customers and the low barriers to entry for potential competitors, some of which have access to greater resources than the Company. Envision also anticipates that its amortization of intangible assets will continue to increase as the Company continues to acquire new companies in the future. These intangible assets are subject to review of recoverability based on various factors including Envision's ability to generate future revenues sufficient to warrant the intangible amounts capitalized.

         NET LOSS. As a result of the factors discussed above, primarily relating to general and administrative expenses and the amortization of intangible assets, the net loss from continuing operations totaled $4,609,631 for the three months ended April 29, 2000. Losses from discontinuing operations amounted to $1,087,265 for the three months ended April 29, 2000, compared to $764,657 for the same period in 1999. The increased loss from discontinuing operations was mainly due to higher marketing and advertising incurred during the three months ended April 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal capital requirements are for working capital purposes, including payroll and general operating expenses.

         At April 29, 2000, we had working capital of $2,675,127 (excluding assets from discontinuing operations of $2,051,836), compared to working capital of $8,885,601 (excluding assets from discontinuing operations of $832,208) at January 29, 2000. The decrease in working capital was due mainly to the decrease in cash along with increase in accounts payable and accrued expenses and notes payable to stockholder which also reflects the consolidation of Qvtech, during the three months ended April 29, 2000.

         During the three months ended April 29, 2000, we used $1,282,128 in our operating activities of continuing operations and $2,306,893 our operating activities of discontinuing operations. This was mainly the result of losses from continuing operations of $4,609,631 offset by an increase in accounts payables and accrued expenses, and losses from discontinuing operations of $1,087,265 and increases in assets from discontinuing operations of $1,219,628.

         We used $1,555,172 in investing activities for the three months ended April 29, 2000. These expenditures are primarily related to the purchase of computer hardware and software to support the operations and expected growth, and $691,000 of advances to affiliates, which are companies for which the acquisition has not been completed as of April 29, 2000.

         Net cash used in financing activities of $450,000 for the three months ended April 29, 2000 was related to a fully collateralized stand-by letter of credit issued to the developer of the new headquarter facilities of the company in Bridgewater, Massachusetts.

         Our long-term capital requirements beyond this period will depend on numerous factors, including, but not limited to, the following:

         o        The rate of market acceptance of the our products;
         o        The ability to integrate acquired companies;
         o The cost of increase personnel to support Envision's expected growth; and
         o The level of expenditures for general and administrative expenses.

         If our revenues are insufficient to fund the activities in the short or long term, we would need to raise additional funds by incurring debt or through public or private offerings of our stock. We may not be able to do either on terms favorable to us, if at all.

         The Company has a history of significant operating losses and its future capital needs may exceed its current financial resources. The Company also anticipates continuing operating losses in the future and presently is unable to predict when it may become profitable, if at all. As a result of the foregoing, a significant stockholder of the Company has committed to fund the Company's operations and cash requirements through May 31, 2001.

YEAR 2000 READINESS

         Envision have not experienced any material problems with the network infrastructure, software, hardware and computer systems relating to the inability to recognize appropriate dates related to the year 2000. Envision is not aware of any Year 2000 problem with customers, suppliers or vendors. Accordingly, Envision does not anticipate incurring material expenses or experiencing any material operational disruptions as result of any Year 2000 issues.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

         On April 27, 2000, Envision filed a Current Report on Form 8-K dated April 20, 2000, to report certain information under Item 5, Other Events and
Item 6, Resignation of Director.

         On April 24, 2000, Envision filed a Current Report on Form 8-K dated April 7, 2000, to report certain information under Item 2, Acquisition or Disposition of Assets, certain information regarding its acquisition of Envision Development Corporation, a Massachusetts corporation.

         On April 11, 2000, Envision filed a Current Report on Form 8-K, dated April 4, 2000, to report certain information under Item 4, Changes in Registrant's Certifying Accountants. On April 13, 2000, Amendment No. 1 to such Current Report on Form 8-K was filed by Envision.

         On February 18, 2000, Envision filed a Current Report on Form 8-K dated February 8, 2000, to report certain information under Item 5, Other Events.

                        ENVISION DEVELOPMENT CORPORATION



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    ENVISION DEVELOPMENT CORPORATION
                                    Registrant


June 13, 2000
                                    /s/ Michael E. Amideo
                                    -----------------------------------
                                    Michael E. Amideo
                                    Chief Financial Officer,
                                    (Principal Financial and
                                    Accounting Officer)


June 13, 2000
                                    /s/ William J. Patch
                                    -----------------------------------
                                    William J. Patch
                                    Chairman of the Board of Directors
                                    and Chief Executive
                                    Officer