Form 10-Q/A
period 2000-04-29
ENVISION DEVELOPMENT CORP /FL/
filed 2000-06-14
CIK 1087782

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

                        Envision Development Corporation
                       (Successor to perfumania.com, inc.)
                     Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     Three Months       Three Months
                                                                         Ended             Ended
                                                                     April 29, 2000     May 1, 1999
                                                                     --------------     -----------
Cash flows from operating activities:
  Net loss                                                            $(6,380,737)      $  (764,657)
    Adjustments to reconcile net loss to net cash
      used in operating activities of continuing operations:
       Loss from discontinued operations                                1,087,265           764,657
       Depreciation and amortization                                    2,889,445                --
       Changes in operating assets and liabilities, net of
         acquisitions:
        Increase in prepaid expenses and other current assets             (54,630)               --
        Increase in accounts payables and accrued expenses              1,091,866                --
                                                                      -----------       -----------

Net cash used in operating activities of continuing operations         (1,366,791)               --
Net cash used in operating activities of discontinued operations       (2,306,893)         (765,465)
                                                                      -----------       -----------

Net cash used in operating activities                                  (3,673,684)              808
                                                                      -----------       -----------

Cash flows from investing activities:
  Purchases of property and equipment                                    (664,172)               --
  Advances to affiliates                                                 (891,000)               --
                                                                      -----------       -----------
Net cash used in investing activities                                  (1,555,172)               --
                                                                      -----------       -----------

Cash flows from financing activities:
  Increase in restricted cash                                            (650,000)               --
  Proceeds from note payable to stockholder                               200,000                --
                                                                      -----------       -----------

Net cash used in financing activities                                    (450,000)               --
                                                                      -----------       -----------

(Decrease) increase in cash and cash equivalents                       (5,678,856)              808
Cash and cash equivalents, beginning of period                          9,289,177           100,000
                                                                      -----------       -----------
Cash and cash equivalents, end of period                              $ 3,610,321       $   100,808
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

         The purchase price for the above acquisitions was allocated as follows:



         Fair value of net assets acquired (net liabilities assumed):

         Prepaid expenses and other assets          $   176,751
         Property and equipment, net                    232,023
                                                    -----------

              Total assets acquired                     408,774

         Accounts payable and accrued expenses         (192,809)
         Notes payable to stockholder                  (900,000)
                                                    -----------

              Total liabilities assumed              (1,092,809)
                                                    -----------

              Net non-cash liabilities assumed         (684,035)
              Cash acquired                              80,676
                                                    -----------

              Net liabilities assumed               $  (603,359)
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

OVERVIEW

         Envision was created on February 10, 2000, through a plan of merger with perfumania.com and EDC Sub, Inc., a wholly-owned subsidiary of the Company. The plan of merger provided for, among other things, the merger of EDC Sub, Inc. with perfumania.com, with perfumania.com as the surviving corporation. As a result, perfumania.com became a direct wholly-owned subsidiary of the Company. perfumania.com, inc. was sold on May 10, 2000; therefore, the operations of perfumania.com have been included in the accompanying condensed consolidated statement of operations as discontinued operations.

RESULTS OF OPERATIONS

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, recruiting, professional fees and other general corporate expenses. General and administrative expenses totaled $2,494,855 for the three months ended April 29, 2000. Envision anticipates that its general and administrative expenses will continue to increase significantly as the Company adds newly acquired subsidiaries and as existing subsidiaries continue to grow and expand their administrative staffs and infrastructures.

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

         NET LOSS. As a result of the factors discussed above, primarily relating to general and administrative expenses and the amortization of intangible assets, the net loss from continuing operations totaled $5,293,472 for the three months ended April 29, 2000. Losses from discontinuing operations amounted to $1,087,265 for the three months ended April 29, 2000, compared to $764,657 for the same period in 1999. The increased loss from discontinuing operations was mainly due to higher marketing and advertising incurred during the three months ended April 29, 2000.

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

         During the three months ended April 29, 2000, we used $1,366,791 in our operating activities of continuing operations and $2,306,893 our operating activities of discontinuing operations. This was mainly the result of losses from continuing operations of $6,380,737 offset by an increase in accounts payables and accrued expenses, and losses from discontinuing operations of $1,087,265 and increases in assets from discontinuing operations of $1,219,628.

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