Form 10-Q
period 2000-07-29
ENVISION DEVELOPMENT CORP /FL/
filed 2000-09-15
CIK 1087782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 29, 2000

                        COMMISSION FILE NUMBER 001-15311


                        ENVISION DEVELOPMENT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                     Florida
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   65-0981457
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


                     100 NICKERSON ROAD, MARLBORO, MA 01752
--------------------------------------------------------------------------------
                     (Address of principal executive office)


                                 (508) 480-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]


    As of September 12, 2000, Envision Development Corporation had 12,041,956 shares of common stock, $0.01 par value, outstanding.

ENVISION DEVELOPMENT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JULY 29, 2000

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of July 29, 2000
and January 29, 2000 ................................................................      4

Unaudited Condensed Consolidated Statements of Operations for the Three and Six
Months Ended July 29, 2000 and July 31, 1999 ........................................      5

Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months
Ended July 29, 2000 and July 31, 1999 ...............................................      6

Unaudited Notes to Condensed Consolidated Financial Statements ......................      7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations ...............................................................     19

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk ..................     23

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings ...........................................................     24

ITEM 2. Changes in Securities and Use of Proceeds ...................................     24

ITEM 5. Other Information ...........................................................     24

ITEM 6. Exhibits and Reports on Form 8-K ............................................     25

Signatures ..........................................................................     27


                         CAUTIONARY STATEMENT REGARDING
                 FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning future results of operations and financial condition and are subject to known and unknown risks, uncertainties and other factors, some of which are beyond our control, that may cause the actual results, performance or achievements of Envision Development Corporation ("Envision" or the "Corporation") or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates," "continue," "should," "could," "may," "plan," "project," "predict," "will" or similar expressions are forward-looking statements. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations, including, but not limited to:

         o Our brief operating history and uncertain revenue growth make it difficult to predict our success.

         o We have limited operating history with significant operating losses and our future capital needs exceed our current financial resources. We anticipate continuing operating losses in the future and presently are unable to predict when we may become profitable, if at all.

         o Our strategy of expanding our business through acquisitions and investments in other businesses and technologies presents special risks. Acquisitions involve a number of special problems, including, but not limited to, (1) difficulty integrating acquired technologies, operations, and personnel with our existing business; (2) diversion of management's attention in connection with both negotiating the acquisitions and integrating of the assets; (3) the need to incur additional debt; (4) strain on managerial and operational resources as management tries to oversee larger operations; and (5) exposure to unforeseen liabilities of acquired companies. We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on our ability to successfully manage growth and integrate acquisitions. In addition, many of our investments will be in early-stage companies with limited operating histories and limited or no revenues. We may not be able to successfully develop these young companies.

         o Our ability to remain competitive and expand operations through acquisitions and internal growth largely depends on our access to capital. If our revenues are insufficient to fund the activities in the short or long term, we would need to raise additional funds by incurring debt or through public or private offerings of our stock. We may not be able to do either on terms favorable to us, if at all. The need to raise funds could also result in the issuance of potentially dilutive securities.

         o Our future success depends upon the ability of our management team to improve the operating performance of the Corporation as it transitions to the new organizational design and eliminates the previous management structure.

         o There could be unforeseen difficulties in the expansion of our infrastructure and management of growth along with the related implementation, enhancement and maintenance of operating and accounting systems and controls.

         o Our growth and acquisitions have placed, and will continue to place, significant demands on our operational and financial resources. Our future success depends on our ability to effectively integrate acquired companies and manage our growth.

         o There is a possibility of unforeseen difficulties arising from past and future acquisitions and dispositions of businesses, undiscovered liabilities arising from acquired businesses and unexpected liabilities arising from divestitures.

         o Certain lawsuits and proceedings have been filed against us which, if determined or settled in a manner adverse to Envision could adversely affect our results of operations, financial position or cash flows.

         o Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect operating results and financial condition.

         o Our intangible assets from previous acquisitions represent a significant portion of our assets. The amortization of our intangible assets will adversely impact our net income and we may never realize the full value of our intangibles.

         o Our financial results from professional services may fluctuate from quarter to quarter based on such factors as the number, complexity, size, scope and lead time of projects in which we are engaged. More specifically, these fluctuations can result from the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions.

         o We face intense competition. Some of our competitors have longer operating histories and client relationships, greater financial, technical, marketing and public relations resources, larger client databases and greater brand or name recognition than we have.

         o We must attract and retain the qualified personnel in order to continue our current projects and develop new technologies.

         o We must respond to rapid technological changes in our industry.

         o Our business is dependent upon the continued use and growth of the Internet and electronic commerce. Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, pricing, taxation and content. The enactment of any additional laws or regulations may impede the growth of the Internet and our Internet-related business and could place additional burdens on our current and future business.

         o Our significant stockholders have the ability to exercise a controlling interest. Entities affiliated with Andrew L. Evans, including ZERO.NET, Inc., and Dominion Income Management Corporation, own approximately 35% of our outstanding common stock as of September 8, 2000. As a result, Mr. Evans and these companies are able to exercise a controlling influence over the outcomes of matters submitted to our stockholders for approval, including the election of directors, appointment of new management, amendments to our certificate of incorporation and mergers and sales of all of our assets.

If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us. These and other risks are detailed in the Annual Report on Form 10-K as of and for the year ending January 29, 2000 and in other documents filed by us with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Accordingly, for those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

We undertake no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        ENVISION DEVELOPMENT CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                     July 29,                  January 29,
                                                                       2000                      2000
                                                                  -------------             -------------
ASSETS

Current assets:
  Cash and cash equivalents                                       $      34,515             $   9,208,501
  Restricted cash                                                       500,000                        --
  Accounts receivable                                                   320,187                        --
  Prepaid expenses and other current assets                             276,993                        --
  Net assets from discontinued operations                                    --                   832,208
                                                                  -------------             -------------

     Total current assets                                             1,131,695                10,040,709

  Property and equipment, net                                         1,688,390                        --

  Intangibles, net                                                  126,626,022

  Other assets                                                          201,620                        --
                                                                  -------------             -------------

    Total assets                                                  $ 129,647,727             $  10,040,709
                                                                  =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                           $   3,033,381             $     322,900
  Notes payable to stockholders                                         664,783                        --
  Deferred revenue                                                      316,168                        --
  Capital lease obligations                                             119,096                        --
                                                                  -------------             -------------

     Total liabilities                                                4,133,428                   322,900
                                                                  -------------             -------------

Commitments and contingencies                                                --                        --
                                                                  -------------             -------------
Minority interest                                                     2,351,856                        --
                                                                  -------------             -------------
Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000
    shares authorized, 0 shares issued and outstanding                       --                        --
  Common stock, $0.01 par value, 20,000,000
    shares authorized, 12,041,956 and 7,500,000 shares
    issued and outstanding as of July 29, 2000 and
    January 29, 2000, respectively                                      120,420                    75,000
  Additional paid in capital                                        287,936,452                15,194,771
  Deferred compensation                                              (1,746,813)                       --
  Accumulated deficit                                              (163,147,616)               (5,551,962)
                                                                  -------------             -------------

    Total stockholders' equity                                      123,162,443                 9,717,809
                                                                  -------------             -------------

    Total liabilities and stockholders' equity                    $ 129,647,727             $  10,040,709
                                                                  =============             =============


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                        ENVISION DEVELOPMENT CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three Months         Three Months         Six Months         Six Months
                                                       Ended                Ended               Ended              Ended
                                                   July 29, 2000        July 31, 1999       July 29, 2000      July 31, 1999
                                                   -------------       -------------       -------------       -------------
Revenue                                            $     493,420       $          --       $     493,420       $          --
                                                   -------------       -------------       -------------       -------------
Operating expenses                                     5,755,777                  --           8,094,971                  --
Legal settlement                                       9,850,000                  --           9,850,000                  --
Research and development                                 998,709                  --           1,154,370                  --
In-process research and development                    4,119,000                  --           4,119,000                  --
Depreciation and amortization                         17,111,422                  --          20,000,867                  --
Impairment of intangibles                            122,302,408                  --         122,302,408                  --
                                                   -------------       -------------       -------------       -------------

        Total expenses                               160,137,316                  --         165,521,616                  --
                                                   -------------       -------------       -------------       -------------

Loss from operations, before loss on sale of
  stock by subsidiary, minority interest, interest
  income and results of operations from
  discontinued operations                           (159,643,896)                 --        (165,028,196)                 --
Loss on sale of stock by subsidiary (see note 7)     (17,876,747)                 --         (17,876,747)                 --
Minority interest                                        148,144                  --             148,144                  --
Interest income, net                                      23,070                  --             113,898                  --
                                                   -------------       -------------       -------------       -------------
Loss from operations before results of
  operations from discontinued operations           (177,349,429)                 --        (182,642,901)                 --
Income (loss) from discontinued operations                 3,590            (803,994)         (1,083,675)         (1,568,651)
Gain on sale of discontinued operations               26,130,922                  --          26,130,922                  --
                                                   -------------       -------------       -------------       -------------

Net loss                                           $(151,214,917)      $    (803,994)      $(157,595,654)      $  (1,568,651)
                                                   =============       =============       =============       =============

Basic and diluted loss per common share:
   Loss from continuing operations                 $      (16.14)      $          --       $      (19.27)      $          --
   Income (loss) from discontinued
     operations                                               --               (0.16)               (.12)              (0.31)
   Gain on sale of discontinued
     operations                                             2.38                  --                2.76                  --
                                                   -------------       -------------       -------------       -------------
   Net loss                                        $      (13.76)      $       (0.16)      $      (16.63)      $       (0.31)
                                                   =============       =============       =============       =============

Weighted average number of common shares
  outstanding used in basic and diluted
  calculation                                         10,987,601           5,000,000           9,476,213           5,000,000
                                                   =============       =============       =============       =============




              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                        ENVISION DEVELOPMENT CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Six Months                Six Months
                                                                          Ended                     Ended
                                                                      July 29, 2000             July 31, 1999
                                                                      -------------             -------------
 Cash flows from operating activities:
     Net loss                                                        $ (157,595,654)             $ (1,568,651)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                                     20,000,867                        --
       In process reseach and development                                 4,119,000
       Impairment of intangibles                                        122,302,408
       Loss from discontinued operations                                  1,083,675                 1,568,651
       Gain on sale of discontinued operations                          (26,130,922)                       --
       Legal settlement                                                   9,850,000                        --
       Loss on sale of stock by subsidiary                               17,876,747                        --
       Minority interest                                                   (148,144)                       --
       Changes in operating assets and liabilities, net of
        effect of acquisitions and dispositions:
        Increase in restricted cash                                        (500,000)                       --
        Decrease in accounts receivable                                     189,056                        --
        Increase in prepaid expenses                                        (29,781)                       --
        Increase in other assets                                            (24,631)
        Increase in deferred revenue                                        117,161                        --
        Increase in accounts payable                                      1,773,036                        --
                                                                      -------------             -------------

Net cash used by operating activities of continuing operations           (7,117,182)                       --
Net cash used by operating activities
  of discontinued operations                                             (2,320,920)                    3,350
                                                                      -------------             -------------
Net cash used by operating activities                                    (9,438,102)                    3,350

 Cash flows from investing activities:
     Purchase of property and equipment                                  (1,039,015)                       --
     Advances to affiliates prior to acquisition, net of
       cash acquired of $215,164                                           (675,836)                       --
                                                                      -------------             -------------

Net cash used in investing activities                                    (1,714,851)                       --
                                                                      -------------             -------------

 Cash flows from financing activities:
     Payments to capital leases                                             (18,007)                       --
     Proceeds from stock options exercised                                  147,000                        --
     Proceeds from sale of stock by subsidiary                              706,114                        --
     Proceeds from notes payable to stockholders
       subsequently converted into preferred stock                        1,275,963                        --
     Payments on notes payable to stockholders                             (132,103)                       --
                                                                      -------------             -------------
    Net cash provided by financing activities                             1,978,967                        --
                                                                      -------------             -------------

    Net (decrease) increase in cash and cash equivalents                 (9,173,986)                    3,550
    Cash and cash equivalents, beginning of period                        9,208,501                   100,000
                                                                      -------------             -------------

    Cash and cash equivalents, end of period                          $      34,515             $     103,550
                                                                      =============             =============



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         On June 28, 2000, a subsidiary of the Corporation converted $2.5 million from notes to stockholder into the subsidiary's preferred stock, resulting in a loss of $17,876,747, reflected in non-cash operating activities as loss on sale of subsidiary stock (see Note 7).

         During the six months ended July 29, 2000, the Corporation issued stock in connection with certain acquisitions and retired stocks in connection with or disposition of a business. The most significant adjustments to the financial position of the Corporation are disclosed on Notes 4 and 5.

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                        ENVISION DEVELOPMENT CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS FOR PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Envision Development Corporation ("Envision" or the "Corporation") include the accounts of Envision and its wholly and majority owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. All intercompany accounts and transactions have been eliminated. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes for the fiscal year ended January 29, 2000 which are included in Envision's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The balance sheet data as of January 29, 2000 was derived from audited financial statements, as adjusted to reflect the disposition of perfumania.com, inc. ("perfumania.com") (see Note 5). The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year. Certain prior year amounts have been reclassified in accordance with generally accepted accounting principles to conform with the current year presentation.

On January 7, 1999, perfumania.com was created as a wholly-owned subsidiary of Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("E Com Ventures"). perfumania.com operates an online store that specializes in the sale of fragrances, fragrance related products and bath and body products on a retail and wholesale basis. perfumania.com launched its online store in February 1999. On September 29, 1999, perfumania.com completed its initial public offering (see Note 3).

On January 11, 2000, a change in control of perfumania.com occurred when Alta Limited ("Alta") exercised an option to purchase 2,000,000 shares of common stock of perfumania.com from Perfumania at a price of $6.00 per share pursuant to an Option Agreement, dated December 10, 1999, among Perfumania, Alta and the optionees who are signatories thereto. In connection with such exercise, Alta nominated two directors to the Board of Directors of perfumania.com and an additional four directors were added by the Board of Directors effective upon the expiration of the waiting requirements of Rule 14f-1 under the Securities Exchange Act of 1934, as amended. Under the Option Agreement, Alta had a second option to purchase 500,000 shares of common stock of Envision at a price of $8.00 per share on or prior to the earlier to occur of December 31, 2000 or various other events, as defined in the Option Agreement. This second option was exercised on May 10, 2000 in connection with the disposition of perfumania.com (see Note 5).

On February 10, 2000, Envision was incorporated in the State of Florida. The Corporation entered into a plan of merger with perfumania.com and EDC Sub, Inc., a Florida corporation and wholly-owned subsidiary of Envision on February 10, 2000. The plan of merger provided for, among other things, the merger of EDC Sub, Inc. with perfumania.com, with perfumania.com as the surviving corporation. As a result, perfumania.com became a direct wholly owned subsidiary of Envision.

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

NOTE 2 - LIQUIDITY

The Corporation has limited operating history with significant operating losses and its future capital needs and cash requirements exceed its current financial resources. The Corporation also anticipates continuing operating losses in the future and presently is unable to predict when it may become profitable, if at all. In order to fund current operations, Envision has relied on funding under various financing arrangements with ZERO.NET, Inc. ("Zero.Net"), a significant shareholder, and Dominion Income Management Corporation ("Dominion"), a related company (see Note 7). There can be no assurance that Envision will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. Zero.Net has continued to fund Envision's operations and has intentions to do so until June 30, 2001. Envision is also pursuing other financing sources, but there can be no assurances that either such financing will be available to the Corporation on commercially reasonable terms, if at all. Any inability to obtain additional financing in the near term will have a material adverse effect on the Corporation, including possibly requiring the Corporation to significantly curtail or cease operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result.

NOTE 3 - INITIAL PUBLIC OFFERING

In September 1999, perfumania.com completed its initial public offering of its common stock (the "Offering"), in which perfumania.com and Perfumania sold 3.5 million shares of common stock at an offering price of $7.00 per share. Of the
3.5 million shares of common stock, 2.5 million shares of common stock were sold by perfumania.com. perfumania.com received proceeds of approximately $16.1 million, net of $1.4 million in underwriting discounts and commissions. perfumania.com used approximately $3.3 million of the proceeds to repay advances from Perfumania. Additionally, perfumania.com incurred approximately $512,000 in other costs in connection with the Offering. In connection with the Offering, perfumania.com granted common stocks warrants to the underwriters to purchase 350,000 shares of its common stock at an exercise price of $9.80 per share. The common stock warrants can be exercised at any time for a period of five years.

NOTE 4 - ACQUISITIONS

INTEROSA, INC. (SUCCESSOR TO QUI VIVE, INC.). On April 7, 2000, Envision completed the first stage of the acquisition of 80% of Interosa, Inc. (formerly Qui Vive, Inc.) ("Interosa"), a developer of proprietary "Interosa" technology which provides security features to email communications, pursuant to the terms of an Amended and Restated Stock Acquisition Agreement, dated as of March 31, 2000, among Envision, QV Acquisition Corporation, a Delaware corporation ("QV Acquisition"), Sundog Technologies, Inc., a Delaware corporation ("Sundog"), and RockMountain Ventures Fund, LP ("Rock") ("Interosa Agreement"). QV Acquisition, a wholly-owned subsidiary of Envision, acquired shares of Series A Preferred Stock and shares of Series B Preferred Stock of Interosa from Sundog and Rock. In consideration therefor, Envision issued shares of Envision common stock to Sundog and Rock. The total purchase price is valued at approximately $110.0 million, consisting of 1,813,000 shares of Envision common stock. Envision issued 1,492,500 shares of its common stock to Sundog and Rock to complete the first stage of the acquisition. An additional 320,500 shares of Envision common stock will be issued to Sundog and Rock to complete the second stage of the acquisition following the approval of Envision's shareholders. The additional shares are not subject to adjustment for subsequent fluctuations in the stock price. The shares issued by the Corporation in connection with the Interosa acquisition are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of 18 months from the date of issuance. The market value was calculated using the average of the closing price of the previous ten trading days of Envision common stock prior to consummation of the transaction. The number of shares of Envision common stock given in exchange for such shares of Interosa capital stock was determined by negotiations among the parties to the Interosa Agreement.

The acquisition of Interosa has been accounted for using the purchase method of accounting, and, accordingly, the purchase price of the Interosa acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The results of operations for Interosa are included with those of the Corporation from the date of the acquisition.

The purchase price for the above acquisition was allocated as follows:

         Fair value of net assets acquired (net liabilities assumed):

         Prepaid expenses and other assets                $   176,751
         Property and equipment, net                          232,023
                                                          -----------
             Total assets acquired                            408,774
                                                          -----------

         Accounts payable and accrued expenses               (199,442)
         Notes payable to stockholder                        (998,175)
                                                          -----------
             Total liabilities assumed                     (1,197,617)
                                                          -----------
             Cash acquired                                     80,676
                                                          -----------

             Net liabilities assumed                      $  (708,167)
                                                          ===========

The following is a reconciliation of the purchase price to the excess of the estimated fair value of net assets acquired allocated to intangible assets:

         Purchase price                                   $110,026,436
         Net liabilities assumed                               708,167
                                                          ------------
             Amount allocated to intangible assets        $110,734,603
                                                          ============

Interosa, founded in 1998, was a development stage enterprise with no revenues. Based on a preliminary independent third party appraisal, approximately $3.95 million was allocated to in-process research and development and expensed in the accompanying condensed consolidated statement of operations. This amount was developed by estimating the stage of development of in-process research and development projects at the date of the acquisition, estimating incremental cash flows generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 30%, which represents a premium to Envision's cost of capital to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The projections were based on management's estimates of market size and growth, expected trends in technology, expected research and development and selling and general administrative expenditures, and the expected timing of new product introductions. Approximately $24.7 million of the total purchase price was allocated to existing technology, which is being amortized over three years. The value of the existing technology was developed based on similar assumptions using a discount rate of 30%. Approximately $1.4 million of the purchase price was allocated to the valuation of the assembled workforce, which is also being amortized over three years. The value of the workforce was developed by estimating the cost to replace each employee based on average hiring and training costs. Approximately $50,000 of the purchase price was allocated to domain names, which is being amortized over three years. The remaining amount of the purchase price was allocated to goodwill, which is being amortized on a straight-line basis over three years. The projections used in developing the values should not be considered an accurate predictor of future performance for several reasons, including the consideration of many factors outside the control of the Corporation. These intangible assets are subject to review of recoverability based on various factors including Envision's ability to generate future revenues sufficient to warrant the intangible amounts capitalized.

VP IP, INC. On April 27, 2000, the Board of Directors of Envision approved the Amended and Restated Stock Purchase Agreement ("VP IP Agreement"), dated April 10, 2000, with VP IP, Inc. ("VP IP"), a Delaware corporation. Pursuant to the terms of this Agreement, Envision acquired the software and URL of VP IP from the owners of VP IP, which were William J. Patch, director and former Chief Executive Officer of Envision, Mr. Patch's immediate family and Alex Adamopoulos, former officer of Envision. The total purchase price is valued at approximately $12.3 million, consisting of 200,000 shares of Envision common stock. The shares issued by the Corporation in connection with the VP IP acquisition are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of 12 months from the date of issuance. The market value was calculated using the average of the closing price of the previous ten trading days of Envision common stock prior to consummation of the transaction. The number of shares of Envision common stock given in exchange for the assets of VP IP was determined by negotiations among the parties to the VP IP Agreement. As a part of this acquisition, Mr. Patch and Mr. Adamopoulos entered into employment agreements with the Corporation (see Note
9).

The acquisition of VP IP is an acquisition of assets, and, accordingly, the purchase price was preliminarily allocated to the assets acquired, primarily goodwill. Based upon the change in circumstances due to the departures of Mr. Patch and Mr. Adamopoulos during the second fiscal quarter, management reviewed the recoverability of the carrying amount of the assets (see Note 6).

LIQ, INC. On May 5, 2000, the Board of Directors of Envision approved an Agreement and Plan of Merger Among Envision, LiQ Acquisition Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Envision, LiQ, Inc. ("LiQ"), a Delaware corporation, and Syed Abbas Ali Shah ("LiQ Agreement"). LiQ integrates voice-enabled communications via VoIP, document sharing, and co-browsing over the Internet or corporate intranets. The LiQ IsoSpace platform enables live, Web-based communications, transactions, and real-time knowledge exchange. In consideration therefor, Envision issued 640,000 shares of its common stock in exchange for all of the issued and outstanding shares of LiQ. The total purchase price is valued at approximately $43.3 million. The shares issued by the Corporation in connection with the LiQ acquisition are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of 12 months from the date of issuance. The market value was calculated using the average of the closing price of the previous ten trading days of Envision common stock prior to consummation of the transaction. The number of shares of Envision common stock given in exchange for such shares of LiQ capital stock was determined by negotiations among the parties to the LiQ Agreement.

The acquisition of LiQ has been accounted for using the purchase method of accounting, and, accordingly, the purchase price of the LiQ acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The results of operations for LiQ are included with those of the Corporation from the date of the acquisition.

The purchase price for the above acquisition was allocated as follows:

         Fair value of net assets acquired (net liabilities assumed):

         Prepaid expenses and other assets                    $ 123,497
         Property and equipment, net                             78,753
                                                              ---------
                  Total assets acquired                         202,250
                                                              ---------

         Accounts payable and accrued expenses                  (46,085)
         Note payable to Envision                              (141,000)
         Note payable to shareholders                          (427,261)
         Other liabilities                                     (116,611)
                                                              ---------
                  Total liabilities assumed                    (730,957)
                                                              ---------
                  Cash acquired                                      --
                                                              ---------

                  Net liabilities assumed                     $(528,707)
                                                              =========

The following is a reconciliation of the purchase price to the excess of the estimated fair value of net assets acquired allocated to intangible assets:

         Purchase price                                       $43,316,032
         Net liabilities assumed                                  528,707
                                                              -----------
                  Amount allocated to intangible assets       $43,844,739
                                                              ===========

LiQ, founded in 1999, was a development stage enterprise with no revenues. Based on a preliminary independent third party appraisal, approximately $169,000 was allocated to in-process research and development and expensed in the accompanying condensed consolidated statement of operations. This amount was developed by estimating the stage of development of in-process research and development projects at the date of the acquisition, estimating incremental cash flows generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 30%, which represents a premium to Envision's cost of capital to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The projections were based on management's estimates of market size and growth, expected trends in technology, expected research and development and selling and general administrative expenditures, and the expected timing of new product introductions. Approximately $6.7 million of the total purchase price was allocated to existing technology, which is being amortized over three years. The value of the existing technology was developed based on similar assumptions using a discount rate of 30%. Approximately $800,000 of the purchase price was allocated to the valuation of the workforce, which is also being amortized over three years. The value of the workforce was developed by estimating the cost to replace each employee based on average hiring and training costs. Approximately $100,000 of the purchase price was allocated to domain names, which is being amortized over three years. The remaining amount of the purchase price was allocated to goodwill, which is being amortized on a straight-line basis over three years. The projections used in developing the values should not be considered an accurate predictor of future performance for several reasons, including the consideration of many factors outside the control of the Corporation. These intangible assets are subject to review of recoverability based on various factors including Envision's ability to generate future revenues sufficient to warrant the intangible amounts capitalized.

ENVISION DEVELOPMENT CORPORATION, A MASSACHUSETTS CORPORATION. On May 16, 2000, Envision acquired Envision Development Corporation, a Massachusetts corporation with the same name as the Corporation ("Envision Massachusetts"), pursuant to the terms of the First Amended and Restated Agreement and Plan of Merger, dated March 10, 2000, as amended by Amendment No. 1, dated May 12, 2000, Among Envision Development Corporation, a Florida corporation, perfumania.com, inc., a Florida corporation, Envision Acquisition Corporation ("EAC"), a Massachusetts corporation, Envision Development Corporation, a Massachusetts corporation, and the Stockholders of Envision Development Corporation, a Massachusetts corporation ("Envision Massachusetts Agreement"). Envision Massachusetts merged with and into EAC, a wholly owned subsidiary of the Corporation, with Envision Massachusetts surviving as a wholly-owned subsidiary of the Corporation. Pursuant to Amendment No. 2 to the Envision Massachusetts agreement, the conversion ratio for the number of shares of Envision Massachusetts common stock to be converted into shares of Envision common stock was reduced to 1.91815 from
1.97711. Based on the amended conversion ratio, all the issued and outstanding common stock of Envision Massachusetts was converted into 1,467,953 shares of common stock, par value $0.01, of Envision, and all the issued and outstanding options for common stock of Envision Massachusetts were converted into 368,107 options for common stock of Envision with a weighted average exercise price of $14.40. The total purchase price is valued at approximately $102.6 million. The shares issued by the Corporation in connection with the Envision Massachusetts acquisition are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of 12 months from the date of issuance. The market value was calculated using the average of the closing price of the previous ten trading days of Envision common stock prior to consummation of the transaction. The number of shares of Envision common stock given in exchange for such shares of Envision Massachusetts common stock was determined by negotiations among the parties to the Envision Massachusetts Agreement.

The acquisition of Envision Massachusetts has been accounted for using the purchase method of accounting, and, accordingly, the purchase price of the Envision Massachusetts acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The results of operations for Envision Massachusetts are included with those of the Corporation from the date of the acquisition.

The purchase price for the above acquisition was allocated as follows:

         Fair value of net assets acquired (net liabilities assumed):

         Accounts receivable                                 $    509,243
         Property and equipment, net                              436,259
         Other assets                                             123,953
                                                              -----------
                  Total assets acquired                         1,069,455
                                                              -----------

         Value of stock options assumed                       (21,000,000)
         Accounts payable and accrued expenses                   (430,773)
         Note payable to Envision                                (750,000)
         Other liabilities                                       (382,469)
                                                              -----------
                  Total liabilities assumed                   (22,563,242)
                                                              -----------

                  Cash acquired                                   134,488
                                                              -----------

                  Net liabilities assumed                    $(21,359,299)
                                                              ===========

The following is a reconciliation of the purchase price to the excess of the estimated fair value of net assets acquired allocated to intangible assets:

         Purchase price                                      $ 102,582,600
         Net liabilities assumed                                21,359,299
                                                              ------------
                  Amount allocated to intangible assets      $ 123,941,899
                                                              ============

The remaining amount of the purchase price was allocated to goodwill which is being amortized on a straight-line basis over ten years. These intangible assets are subject to review of recoverability based on various factors including Envision's ability to generate future revenues sufficient to warrant the intangible amounts capitalized. This ability is subject to various risks and many factors outside the control of the Corporation. Based upon the change in circumstances due to the events of the departures of certain management personnel and employees during the second fiscal quarter and revised revenue estimates for the current and future periods, management reviewed the recoverability of the carrying amount of the assets (see Note 6).

UNAUDITED PRO FORMA INFORMATION. Presented below is the unaudited selected pro forma financial information for the six month periods ended July 29, 2000 and July 31, 1999 as if the acquisitions of Interosa, LiQ and Envision Massachusetts had occurred at the beginning of the periods. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Corporation's consolidated results of operations had the acquisition been consummated on the dates assumed and do not project the Corporation's results of operations for any future period:

                                                   Six Months        Six Months
                                                      Ended            Ended
                                                  -------------    -------------
                                                  July 29, 2000    July 31, 1999
                                                  -------------    -------------

         Revenue................................. $   1,216,350    $    465,300
         Loss from continuing operations......... $(181,749,754)    (40,380,688)
         Loss per share.......................... $      (16.19)          (4.70)
         Weighted average number of shares....... $  11,224,538       8,599,953

NOTE 5 - DISCONTINUED OPERATIONS

On May 10, 2000, Envision sold its wholly-owned subsidiary, perfumania.com, to E Com Ventures, Inc. ("E Com Ventures"), formerly known as Perfumania, Inc., pursuant to the terms of a Stock Purchase Agreement, dated April 29, 2000, among Envision, Zero.Net and E Com Ventures. Envision sold all the common stock of perfumania.com in exchange for 400,000 shares of common stock of Envision from E Com Ventures. The 400,000 shares of Envision common stock were valued at approximately $28.2 million. The market value was calculated using the average of the closing price of the previous ten trading days of Envision common stock prior to consummation of the transaction. The 400,000 shares of Envision common stock were retired subsequent to the acquisition. As part of the transaction, Zero.Net acquired 100,000 shares of common stock of Envision from E Com Ventures for $2,500,000. The transaction requires approval by Envision's shareholders. The disposition is accounted for as a discontinued operation, and accordingly, amounts in the accompanying condensed consolidated financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business are shown separately as discontinued operations in the accompanying condensed consolidated financial statements. The net assets from discontinued operations is primarily comprised of inventory, net of liabilities. Revenue for the six months ended July 29, 2000 and July 31, 1999 approximated $1.0 million and $390,000, respectively.

NOTE 6 - INTANGIBLES, NET

As described in Note 4, the Corporation acquired VP IP and Envision Massachusetts in April 2000 and May 2000, respectively. The acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price of the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date including among others, existing technology, workforce, domain names, etc. The remaining amount of the purchase price following the allocation was allocated to goodwill and will be amortized on a straight-line basis over three to ten years. The Corporation assesses long-lived assets for impairment under the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. This evaluation of recoverability is based on the undiscounted estimated future cash flows of the business acquired over the remaining amortization period. Should the review indicate that the goodwill is not recoverable, the carrying value of the goodwill would be reduced by the estimated shortfall of the estimated future cash flows on a discounted basis.

Subsequent to the acquisitions, the Corporation experienced significant changes related to the Envision Massachusetts and VP IP operations. Specifically, four executive officers of the Corporation, including William Patch and Alex Adampoulos, Chief Executive Officer and Executive Vice President, respectively, and a significant portion of the original Envision Massachusetts employees, primarily executives, management and administrative staff, either resigned or were terminated in the second fiscal quarter. Following the acquisition, executives of the original Envision Massachusetts were no longer involved in the operations. These executives had previously been involved in the day-to-day operations, including customer relations. Envision intensified its focus on the improvement of the operating performance of Envision Massachusetts. This focus led to revised estimates of future sales and future operating cash flows and several Envision Massachusetts employees were terminated to reduce operating expenses. The Corporation also cancelled the lease for the new corporate headquarters (see Note 9) due to revised projections of the number of employees and operating cash flows. These initial terminations, coupled with the change in management subsequent to the acquisition and the lease termination, were substantially disruptive to the remaining employees and to some of the customer relationships. Sales and operating cash flows were further revised and a new organizational structure was established to implement the strategic changes recommended by the Board of Directors of the Corporation. This new structure further reduced the number of employees through terminations and resignations. Mr. Patch and Mr. Adampoulos left the Corporation during this period. Mr. Patch and Mr. Adamopoulos were an integral part of the Envision Massachusetts acquisition as they negotiated the transaction and spent a significant portion of their time at the Corporation overseeing the Envision Massachusetts operations. Furthermore, Mr. Patch and Mr. Adamopoulos developed the VP IP software, URL and business plan and were an essential part of the planned implementation of the VP IP business plan. There is no alternative future use for the the VP IP software, URL or business plan.

As a result of the significance of the aforementioned events and circumstances, the management began an evaluation of the recoverability of the assets of Envision Massachusetts and VP IP. Management concluded from the results of this evaluation that a significant impairment of intangible assets had occurred based on the methodology described above. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. An impairment charge of $122.3 million is reflected in the accompanying condensed consolidated statement of operations as impairment of intangibles.

Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates. The remaining intangible assets are subject to review of recoverability based on various factors including Envision's ability to generate future revenues sufficient to warrant the intangible amounts capitalized. The estimate of the cash flows resulting from the expected revenues generated from the projects is dependent upon a number of risk factors and uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

On April 27, 2000, the Board of Directors of Envision approved the Amended and Restated Stock Purchase Agreement, dated April 10, 2000, with the owners of VP IP, which were Mr. William J. Patch, director and former Chief Executive Officer of Envision, Mr. Patch's immediate family and Alex Adamopoulos, former officer of Envision (see Note 4). On May 10, 2000, Envision sold perfumania.com (see
Note 5).

Prior to the acquisition by Envision, Interosa entered into three notes payable for $300,000 each with Zero.Net, a significant stockholder of Envision, on February 28, 2000, March 15, 2000 and March 30, 2000. A fourth note payable for $200,000 was entered into with Zero.Net in April 2000. Each note payable is due on demand and bears interest at LIBOR plus 350 basis points. The interest is due bi-annually commencing in the third fiscal quarter of 2001. On June 28, 2000, this total outstanding debt amount plus interest and cash, totalling $2.5 million was converted into 1,432,662 shares of Series C Interosa preferred stock. This represents all of the issued and outstanding Series C preferred stock of Interosa, a subsidiary of Envision. The Series C Interosa preferred stock is convertible into common stock of Interosa and has voting rights. As a result of the issuance of the Series C preferred stock, the Corporation's interest in Interosa has been reduced from 82.0% to 57.3%. Envision has recorded a loss of $17.9 million on the sale of subsidiary stock related to the issuance of these shares.

On June 29, 2000, LiQ entered into a promissory note in the amount of $200,000 with Zero.Net, a significant shareholder of Envision. The note shall bear interest at the prime rate as quoted in the Wall Street Journal. The full balance of the loan amount is due any time after December 29, 2000 upon demand. The interest is payable on March 30 and September 30 of each year, commencing on September 30, 2000, and upon the repayment of the principal amount of the note. In the event of a default, the note is secured by a security agreement dated June 29, 2000 for all property of LiQ, including, but not limited to, all tangible and intangible assets. There is no prepayment penalty.

On August 10, 2000, Interosa entered into a promissory note in the amount of $640,000 with Zero.Net. The full balance of the loan amount, together with accrued interest from the date of the note, is due no later than August 10, 2001. Interest shall accrue on the unpaid principal balance at a rate per annum equal to the prime rate, as quoted within the Wall Street Journal, plus two percent. In connection with the note, Interosa issued warrants to acquire an aggregate amount of 183,381 shares of Series C Interosa stock at a cost of $0.01 per share. In the event of a default, the note is secured by a security agreement dated August 10, 2000 for all property of Interosa, including, but not limited to, all tangible and intangible assets. There is no prepayment penalty.

On September 8, 2000, Envision entered into a promissory note in the amount of $540,000 with Dominion Income Management Corp, ("Dominion"), a related company to Envision. The full balance of the loan amount is due upon demand, or if no demand before August 31, 2001, together with interest from the date for this note on the unpaid balance. The note shall bear interest at the prime rate as quoted in the Wall Street Journal computed on the basis of the actual number of days elapsed and a calendar year of 365 days. In the event of a default, the balance shall be accelerated without further notice, and interest shall accrue thereon at the rate of 18% per annum until paid in full. The note is secured by a security agreement dated September 8, 2000 for all property of Envision, including, but not limited to, all tangible and intangible assets. There is no prepayment penalty.

On September 11, 2000, Envision entered into a promissory note in the amount of $650,000 with Dominion. The full balance of the loan amount is due upon demand, or if no demand before September 11, 2001, together with interest from the date for this note on the unpaid balance. The note shall bear interest at the prime rate as quoted in the Wall Street Journal computed on the basis of the actual number of days elapsed and a calendar year of 365 days. In the event of a default, the balance shall be accelerated without further notice, and interest shall accrue thereon at the rate of 18% per annum until paid in full. The note is secured by the aforementioned security agreement dated September 8, 2000 for all property of Envision, including, but not limited to, all tangible and intangible assets. There is no prepayment penalty.

On September 11, 2000, Envision entered into a promissory note in the amount of $170,000 with Zero.net. This amount was advanced on July 29, 2000. The full balance of the loan amount is due upon demand, or if no demand before September 11, 2001, together with interest from the date for this note on the unpaid balance. The note shall bear interest at the prime rate as quoted in The Wall Street Journal computed on the basis of the actual number of days elapsed and a calendar year of 365 days. In the event of a default, the balance shall be accelerated without further notice, and interest shall accrue thereon at the rate of 18% per annum until paid in full. The note is

Pursuant to the acquisition of LiQ, Envision assumed two LiQ shareholder loans totaling approximately $427,000. The loans have no repayment terms or stated interest rate. Envision repaid approximately $132,000 during the second fiscal quarter.

secured by a security agreement dated September 11, 2000 for all property of Envision including but not limited to all tangible and intangible assets. There is no prepayment penalty.

NOTE 8 - EARNINGS PER SHARE

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

Potentially dilutive shares for the six and three months ended July 29, 2000 and July 31, 1999 have not been included in the diluted loss per share because their effects would be anti-dilutive due to the losses incurred by Envision. Accordingly, diluted loss per common share is the same as basic loss per common share for the periods presented.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS. Envision entered into employment agreements with four of its executive officers for a three-year period. Among the provisions of the employment agreements, the executive officers will receive aggregate salaries of $715,000, aggregate annual and sign-on bonuses of $722,500 and stock options to buy 1,346,547 shares of common stock at an exercise price ranging from $22.00 to $26.13 per share. William Patch and Alex Adamopoulos, two of the four executive officers, are no longer with the Corporation (see Legal Proceedings - William Patch, Alex Adamopoulos and Jill Haselman).

LEASE AGREEMENT. On April 20, 2000, the Board of Directors approved a lease for the new corporate headquarters in Bridgewater, Massachusetts. The lease was intended to commence on August 1, 2000 for a term of seven years with minimum lease payments of approximately $529,000 annually for years one to five and approximately $568,000 annually for years six and seven. In connection with the lease and the construction of leasehold improvements, the Corporation was required to provide a stand-by letter of credit in the amount of $650,000. The Corporation cancelled this lease in July 2000. Pursuant to a mutually agreed upon settlement with the landlord, the Corporation paid a cancellation penalty of $150,000 and was released from the stand-by letter of credit in August 2000. The unpaid amount has been included in the accompanying condensed consolidated balance sheet as restricted cash. The cancellation penalty is included in operating expenses in the accompanying condensed consolidated statement of operations.

LEGAL PROCEEDINGS - BIZ2NET. On May 24, 2000 Envision received notice of a complaint filed by Biz2Net Corporation ("Biz2Net" or "Plaintiff") in the Superior Court, County of Worcester, Commonwealth of Massachusetts, naming Envision, certain of its officers, directors and others, as defendants.

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

On August 22, 2000, Envision and Biz2Net agreed upon the form of a Settlement Agreement and Release ("Settlement Agreement"), having reached agreement in principle to resolve the dispute. No party to the lawsuit admitted or denied liability. The Settlement Agreement is and will remain confidential but for certain exceptions provided for in the agreement. Pursuant to the Settlement Agreement, Envision shall transfer 800,000 shares of Envision common stock to Biz2Net. The shares issued by the Corporation in connection with the Biz2Net settlement will not be registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of 12 months from the date of issuance. During restriction period, the shares may not be voted except in matters that would dilute Biz2Net's ownership percentage.

As of July 29, 2000, Envision had accrued an estimate of the settlement based on the transfer of 800,000 shares of Envision common stock to Biz2Net. The accrual was subsequently adjusted to reflect the market price of the stock using the average of the closing price of the previous ten trading days of Envision common stock prior to August 22, 2000, the date on which the terms of the Settlement Agreement were agreed to in principal, and is reflected in the accompanying condensed consolidated financial statements. Management expects to consummate the settlement in the third quarter.

LEGAL PROCEEDINGS - LIQ, INC. On July 26, 2000, Envision Development Corporation ("Envision") filed for declaratory judgment in the Superior Court, County of Middlesex, Commonwealth of Massachusetts against Syed Abbas Ali Shah and Ronald Keusch as shareholders of LiQ, Inc. ("LiQ") to have declared valid and enforceable the merger agreement or contract between Envision and LiQ. LiQ merged with Envision on May 8, 2000 pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated May 5, 2000 between Envision, LiQ and Mr. Shah. Mr. Shah was appointed to the Board of Directors of Envision pursuant to the Merger Agreement. Mr. Shah resigned from the Board of Directors of Envision prior to the filing of the aforementioned complaint. Mr. Shah and Mr. Keusch have been suspended as officers as LiQ. On September 1, 2000, the defendants removed the case to the United States District Court for the District of Massachusetts.

On July 27, 2000, Envision received notice of a complaint filed by Mr. Shah, Mr. Keusch and Alan Nathan ("Plaintiffs") in the United States District Court, Southern District of New York, naming Envision and Andrew L. Evans (see "Cautionary Statements Regarding Forward Looking Statements and Associated Risks" for relationship) as defendants. Plaintiffs are shareholders of Envision. The complaint was filed under seal by the plantiffs. In its complaint, LiQ, among other things, sought to rescind the merger between LiQ and Envision (see
Note 4). On August 24, 2000, Envision moved to dismiss the matter on subject matter jurisdiction grounds, which motion is pending. While the ultimate outcome of the litigation cannot be ascertained at this time, Envision believes that the allegations are without merit and will vigorously defend this action.

LEGAL PROCEEDINGS - WILLIAM PATCH, ALEX ADAMOPOULOS AND JILL HASELMAN. On September 11, 2000, Envision received notice of a complaint filed by William Patch, Alex Adamopoulos and Jill Haselman, former executive officers of Envision, ("Plantiffs") in the Superior Court, County of Middlesex, Commonwealth of Massachusetts naming Envision Development Corporation, Dean Willard, Michael Amideo, Andrew Evans and Zero.Net as defendants. In their complaint, the plantiffs, among other things, allege that Envision breached the employment contracts of each defendant and seek severance benefits. Envision believes that William Patch, Alex Adamopoulos, and Jill Haselman were terminated for cause. While the ultimate outcome of the litigation cannot be ascertained at this time, Envision believes that the allegations are without merit and will vigorously defend this action.

LEGAL PROCEEDINGS. The Corporation is also involved in legal proceedings and litigation arising from the normal course of business. Management does not anticipate any material losses with respect to these legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes herein included. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and that involve risks and uncertainties (see Cautionary Statements Regarding Forward Looking Statements). Our actual results may differ materially from those anticipated in these forward-looking statements.

RECENT DEVELOPMENTS AND OUTLOOK FOR 2000

The Corporation has recently undergone significant organizational changes. On August 9, 2000, the Corporation announced that Dean M. Willard would replace William J. Patch, the Corporation's former chairman of the Board of Directors and Chief Executive Officer, as Chairman and Interim Chief Executive Officer. Mr. Willard is also the Chief Executive Officer and Chairman of the Board of Directors of Zero.Net, a significant shareholder. On September 5, 2000, Michael
E. Amideo by the Board of Directors was appointed as Chief Executive Officer. Mr. Amideo has served as the Corporation's Chief Financial Officer since February 2000 and previously served as the Chief Financial Officer of perfumania.com. Prior to joining perfumania.com, Mr. Amideo worked in the audit and business advisory practices at Arthur Andersen LLP and PricewaterhouseCoopers LLP.

During the second fiscal quarter, the Corporation's Board of Directors lead a review of the organizational structure and business strategy to assure their adequacy, or, when appropriate, to implement improvements. One important objective of the review was to improve performance in a number of areas, including sales and operating expenses. The Board of Directors, along with management, identified areas of improvement, which would result in immediate reductions of operating expenses. Specifically, operating expense reductions are expected from decreases in payroll and related expenses and the cancellation of the lease in Bridgewater. Payroll reductions were achieved through employee terminations of management and administrative personnel. Expenses relating to the new strategy, including the lease cancellation (see Note 9) and severance, were not material and are included in the accompanying condensed consolidated financial statements.

Management believes that the changes during the second fiscal quarter will enhance the evolution of Envision's Internet-related business solutions and allow the Corporation to concentrate on the development of its Internet-related business technologies, including secure email applications, distance collaboration software and wireless web-access technologies.

Management is continually evaluating opportunities to expand operations and form strategic alliances through acquisitions. Our ability to consummate these acquisitions largely depends on our access to capital. If our revenues are insufficient to fund the activities in the short or long term, we would need to raise additional funds by incurring debt or through public or private offerings of our stock. We may not be able to do either on terms favorable to us, if at all. The need to raise funds could also result in the issuance of potentially dilutive securities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Corporation operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Corporation's control. Forward-looking statements in this document and those made from time to time by the Corporation through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements are discussed in Cautionary Statement Regarding Forward Looking Statements.

RESULTS OF OPERATIONS

The sale of perfumania.com has been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Accordingly, results from continuing operations for the current and prior periods exclude the impact of the perfumania.com business. The net results for the prior periods are reflected in the loss from discontinued operations and for the current periods as gain (loss) from and gain on the sale of discontinued operations.

REVENUE. Revenues of approximately $493,000 for the three and six months ended July 29, 2000 represent fees generated from professional services during the second quarter. We provide our services on a time and material basis and fixed-price, fixed time-frame basis. When we provide services on a time and materials basis, we recognize revenue as we incur costs. When we provide services on a fixed-price, fixed-timeframe basis, we use an internally developed process to estimate and propose fixed prices for such projects. The estimation process accounts for standard billing rates particular to each project, the technology environment and application type to be applied, and the project's timetable and overall technical complexity. An Envision management member must approve all of our fixed-price proposals. For these contracts, we recognize revenue using a percentage-of-completion method primarily based on costs incurred. We make provisions for estimated losses on uncompleted contracts on a contract by contract basis and recognize such provisions in the period in which the losses are determined.

Our financial results from professional services may fluctuate from quarter to quarter based on such factors as the number, complexity, size, scope and lead time of projects in which we are engaged. More specifically, these fluctuations can result from the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions. In addition, revenue from a large client may constitute a significant portion of our total revenue in a particular quarter. Approximately 58% of the revenue was attributed to three customers.

OPERATING EXPENSES. Operating expenses consist primarily of payroll and related expenses, severance, professional fees, facilities costs and other general corporate expenses. Operating expenses approximated $5.8 million and $8.1 million for the three and six months ended July 29, 2000, respectively. The relative increase for the three months ended July 29, 2000 compared to the operating expenses for the three month period ended April 29, 2000 is due to the acquisitions of Interosa, LiQ and Envision Massachusetts. Management expects operating expenses to decrease based upon the Recent Developments described above.

LEGAL SETTLEMENT. Legal settlement consists of the fair market value of shares to be issued to Biz2Net in connection with the settlement agreement (per Note
9).

IN-PROCESS RESEARCH AND DEVELOPMENT. Based on independent third party appraisals of Interosa and LiQ, approximately $4.1 million of the purchase price was allocated to in-process research and development. This amount was developed by estimating the stage of development of in-process research and development projects at the date of the acquisition, estimating incremental cash flows generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 30%, which represents a premium to the Corporation's cost of capital to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The projections were based on management's estimates of market size and growth, expected trends in technology, expected research and development and selling and general administrative expenditures, and the expected timing of new product introductions.

RESEARCH AND DEVELOPMENT. Research and development for the three and six months ended July 29, 2000 was $1.0 million and $1.2 million, respectively. These are primarily comprised of research and development expenses for the Interosa and LiQ products.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, primarily amortization of intangible assets, for the three and six month periods ended July 29, 2000 was $17.1 million and $20.0 million, respectively. Intangible assets are amortized on a straight-line basis over three to ten years. These intangible assets are subject to review of recoverability based on various factors including Envision's ability to generate future revenues sufficient to warrant the intangible amounts capitalized. The estimate of the cash flows resulting from the expected revenues generated from the projects is dependent upon a number of risk factors and uncertainties (see Cautionary Statements Regarding Forward Looking Statements).

IMPAIRMENT OF INTANGIBLES. As a result of the significance of the events and circumstances described in Note 6 to the condensed consolidated financial statements, the management began an evaluation of the recoverability of the assets of Envision Massachusetts and VP IP. Management concluded from the results of this evaluation that a significant impairment of intangible assets had occurred based on the methodology described in Note 6. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. An impairment charge approximating $122.3 million was recorded during the three months ended July 29, 2000.

DISCONTINUED OPERATIONS. Income from discontinued operations approximated $4,000 for the three months ended July 29, 2000, compared to a loss of approximately $804,000 for the same period in 1999. Losses from discontinued operations approximated $1.1 million for the six months ended July 29, 2000 compared to a loss of approximately $1.6 million for the same period in 1999. The differences between the current and prior periods are primarily due to the brief period of operations included in the current periods as the operation was disposed of on May 10, 2000.

NET LOSS. As a result of the factors discussed above, primarily relating to impairment charges, depreciation and amortization and litigation charges, the net loss approximated $151.2 million and $157.6 million for the three and six months ended July 29, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital purposes, including payroll and general operating expenses.

At July 29, 2000, we had negative working capital of $3.0 million compared to working capital of $8.9 million (excluding assets from discontinuing operations of $832,000) at January 29, 2000. The decrease in working capital was due mainly to the decrease in cash for operating expenses along with increase in accounts payable and accrued expenses and notes payable to stockholders. The results also reflect the consolidation of the acquisitions.

During the six months ended July 29, 2000, we used approximately $9.4 million in our operating activities. This was mainly the result of losses from continuing operations of $182.6 million offset by impairment and amortization of goodwill, losses on Biz2Net litigation, loss on sale of stock by subsidiary, an increase in accounts payables and accrued expenses and the gain on the sale of discontinued operations.

Net cash used in investing activities approximated $1.7 million for the six months ended July 29, 2000. These expenditures are primarily related to the purchase of computer hardware and software to support the operations and advances to affiliates.

Net cash provided by financing activities approximated $2.0 million for the six months ended July 29, 2000 was related to proceeds from stockholders.

The Corporation has limited operating history with significant operating losses and its future capital needs and cash requirements exceed its current financial resources. The Corporation also anticipates continuing operating losses in the future and presently is unable to predict when it may become profitable, if at all. In order to fund current operations, Envision has relied on funding under various financing arrangements with ZERO.NET, Inc. ("Zero.Net"), a significant shareholder, and Dominion Income Management Corporation ("Dominion"), a related company (see Note 7). There can be no assurance that Envision will be able to obtain substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. Zero.Net has continued to fund Envision's operations and has intentions to do so until June 30, 2001. Envision is also pursuing other financing sources, but there can be no assurances that either such financing will be available to the Corporation on commercially reasonable terms, if at all. Any inability to obtain additional financing in the near term will have a material adverse effect on the Corporation, including possibly requiring the Corporation to significantly curtail or cease operations.

YEAR 2000 READINESS

Envision has not experienced any material problems with the network infrastructure, software, hardware and computer systems relating to the inability to recognize appropriate dates related to the year 2000. Envision is not aware of any Year 2000 problem with customers, suppliers or vendors. Accordingly, Envision does not anticipate incurring material expenses or experiencing any material operational disruptions as result of any Year 2000 issues.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, which delays the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

("SFAS 133"). Among other provisions, SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS 133.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of 2000. Management has not determined the effect, if any, of adopting SAB 101.

FASB recently issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25". FIN 44 provides guidance regarding the scope of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its application to certain transactions. FIN 44 is effective on July 1, 2000. It applies on a prospective basis to events occurring after that date, except for certain transactions involving options granted to nonemployees, repriced fixed options and modifications to add reload option features. The adoption had a material effect on the Corporation's current consolidated financial statements for the acquisition of Envision Massachusetts and it may impact future accounting regarding stock option transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Envision is exposed to interest rate risk in the normal course of business.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 9, "Commitments and Contingencies" of the condensed consolidated financial statements included in Part I of this report is incorporated by reference into Part II of this report.

ITEM 2. CHANGES IN SECURITIES AND USES OF PROCEEDS

The information regarding the issuances of shares set forth in Note 4, "Acquisitions", and Note 9, "Commitments and Contingencies", of the condensed consolidated financial statements included in Part I of this report is incorporated by reference into Part II of this report.

The following information will end the Corporation's requirements of the reporting of uses of proceeds resulting from its initial public offering. In September 1999, perfumania.com completed its initial public offering and received proceeds of approximately $16,100,000, net of $1,400,000 underwriting discounts and commissions, from the sale of 2,500,000 shares of its common stock. perfumania.com used $3,344,000 of the proceeds to repay advances from the Parent. Additionally, perfumania.com incurred approximately $512,000 in other costs in connection with the offering.

As of July 29, 2000, the Corporation had utilized the net offering proceeds as follows:

Repayment of pre-offering advances from affiliate           3,344,000
Underwriting discounts and premiums                         1,400,000
Other offering costs                                          512,000
Working capital                                             7,914,000
Advances to affiliates prior to acquisition                   891,000
Purchase of property, plant and equipment                     863,000
Acquisition from affiliate                                     50,000
Dividend to affiliate                                         450,000
Payment of costs related to terminated acquisitions           400,000
Payments on borrowings from affiliates                        276,000
                                                           ----------
                                                           16,100,000
Total                                                      ==========

None of the net offering proceeds was paid to officers, directors or persons owning 10% or more of the Corporation's outstanding common stock with the exception of the dividend to affiliate, acquisition from affiliate and advances to affiliates prior to acquisitions.

In connection with the offering, perfumania.com granted common stock warrants to the underwriters to purchase 350,000 shares of common stock at an exercise price of $9.80 per share. The common stock warrants can be exercised at any time for a period of five years. The market value of the warrants was established using the Black-Scholes model at $1,284,500, of which $917,500 was allocated to the Corporation. In addition, perfumania.com granted an option to the underwriters to purchase up to 525,000 shares of common stock at $7.00 per share. The option agreement was subsequently canceled.

ITEM 5. OTHER INFORMATION

The information set forth in "Recent Developments and Outlook for 2000" under
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this report is incorporated by reference into Part II of this report.

The information set forth in Note 7, "Related Party Transactions" and Note 9, "Commitments and Contingencies" of the condensed consolidated financial statements included in Part I of this report is incorporated by reference into
Part II of this report.

On June 23, 2000, Jake Weinstock announced that he was resigning as a director of the Corporation, effective immediately. Mr. Weinstock was the Chief Executive Officer of Zero.Net, a significant shareholder of the Corporation, during his tenure on the board of Envision. Doug Moore was appointed to replace Mr. Weinstock. Mr. Moore was president of Zero.Net during his tenure on the board of Envision. On August 30, 2000, Mr. Moore announced that he was resigning as a director of the Corporation. George Barraza, chief financial officer of Automotive Performance Group. Inc. ("APG") and PBT Brands, Inc. ("PBT"), was appointed to replace Mr. Moore. Dean Willard, Chairman of the Board of Envision, is also the Chief Executive Officer and Chairman of the Board of Zero.Net and Chief Executive Officer of APG and PBT. On July 17, 2000, Syed Abbas Ali Shah resigned from the Board of Directors of Envision, effective immediately. A replacement has not been appointed by the Board.

On July 14, 2000, Envision and PureEdge Solutions, Inc. ("PureEdge") announced that after extensive review by both parties that the companies decided to explore other business opportunities other than the proposed acquisition of PureEdge outlined in a letter of intent announced on June 2, 2000. The companies also announced that they have negotiated terms whereby Envision will offer its customers the PureEdge software solutions allowing legally binding transactions for e-commerce over the Internet.

On July 24, 2000, QVtech, Inc. announced that it changed its name to Interosa, Inc. after extensive focus group feedback, customer comments and a desire to more closely relate to its flagship product, InterosaMail.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as a part of this report:

         10.1 Amendment No. 2 to the First Amended and Restated Agreement and Plan of Merger, dated as of March 10, 2000, as amended by Amendment No. 1 dated as of May 12, 2000 Among Envision Development Corporation, a Florida corporation, perfumania.com, inc., a Florida corporation, Envision Acquisition Corporation, a Massachusetts corporation,
                  Envision Development Corporation, a Massachusetts corporation, and the Stockholders of Envision Development Corporation, a Massachusetts corporation

         10.2 Promissory Note, dated as of June 29, 2000, Among LiQ, Inc., a Delaware corporation and ZERO.NET, Inc., a Delaware corporation

         10.3 Security Agreement, dated as of June 29, 2000, made by LiQ, Inc., a Delaware corporation in favor of ZERO.NET, Inc., a Delaware corporation

         10.4 Loan Agreement and Note for $640,000 between Interosa, Inc., a Delaware corporation, and ZERO.NET, Inc., a Delaware corporation

         10.5 Warrant to Purchase Shares of Series C Preferred Stock of Interosa, Inc.

         10.6 Promissory Note for $540,000, dated as of September 8, 2000, Among Envision Development Corp., a Florida corporation and Dominion Income Management Corp. a Washington corporation

         10.7 Security Agreement, dated as of September 8, 2000, made by Envision Development Corp., a Florida corporation, in favor of Dominion Income Management Corp. a Washington corporation

         10.8 Promissory Note for $650,000 dated as of September 11, 2000 made by Envision Development Corporation, a Florida corporation, in favor of Dominion Income Management Corp., a Washington Corporation

         10.9 Promissory Note for $170,000 dated as of September 11, 2000 made by Envision Development Corporation, a Florida corporation, in favor of ZERO.NET, Inc., a Delaware corporation

         10.10 Security Agreement, dated as of September 11, 2000, made by Envision Development Corp., a Florida corporation, in favor of ZERO.NET, Inc., a Delaware corporation

         10.11 Stock Purchase Agreement between Interosa, Inc. and Zero.Net, Inc. dated as of June 28, 2000

         10.12 Amended and Restated Investor Rights Agreement dated as of June 28, 2000 between Interosa, Inc., Envision Development, Corporation, Rock Mountain Ventures Fund LP and Zero.Net, Inc.

         27.1     Financial Data Schedule

         99.1 Press release, dated July 14, 2000, announcing the non-renewal of the letter of intent between Envision Development Corporation and PureEdge Solutions, Inc.

         99.2 Press release, dated July 24, 2000, announcing the name change of QVtech, Inc. to Interosa, Inc.

         99.3 Press release, dated August 9, 2000, announcing corporate reorganization

         99.4 Press release, dated September 5, 2000, announcing the appointment of Michael E. Amideo to Chief Executive Officer

         (b) Reports on Form 8-K

On August 9, 2000, Envision filed a Current Report on Form 8-K dated August 9, 2000, to report certain information under Item 5, Other Events, to attach a press release describing a corporate reorganization.

On June 29, 2000, Envision filed a Current Report on Form 8-K dated June 23, 2000, to report certain information under Item 6, Resignation of a Director, to announce the resignation of Jake Weinstock.

On June 2, 2000, Envision filed a Current Report on Form 8-K dated May 24, 2000, to report certain information under Item 5, Other Events, regarding the Biz2Net litigation.

On May 30, 2000, Envision filed a Current Report on Form 8-K dated May 16, 2000, to report certain information under Item 2, Acquisition or Disposition of Assets, regarding its acquisition of Envision Development Corporation, a Massachusetts corporation. On July 31, 2000, Amendment No. 1 to such Current Report on Form 8-K was filed by Envision.

On May 25, 2000, Envision filed a Current Report on Form 8-K dated May 10, 2000, to report certain information under Item 2, Acquisition or Disposition of Assets, regarding the disposition of perfumania.com, inc.

On May 22, 2000, Envision filed a Current Report on Form 8-K dated May 5, 2000, to report certain information under Item 2, Acquisition or Disposition of Assets, regarding its acquisition of LiQ, Inc., a Delaware corporation. On July 19, 2000, Amendment No. 1 to such Current Report on Form 8-K was filed by Envision.

On May 3, 2000, Envision filed a Current Report on Form 8-K dated May 2, 2000, to report certain information under Item 4, Change in Registrant's Certifying Accountant, regarding the appointment of Grant Thornton LLP as the principal accountants.

On May 3, 2000, Envision filed a Current Report on Form 8-K dated April 27, 2000, to report certain information under Item 2, Acquisition or Disposition of Assets, regarding its acquisition of VP IP, Inc. On July 7, 2000, Amendment No. 1 to such Current Report on Form 8-K was filed by Envision.

On April 24, 2000, Envision filed a Current Report on Form 8-K dated April 7, 2000, to report certain information under Item 2, Acquisition or Disposition of Assets, regarding its acquisition of Interosa, Inc. On June 21, 2000, Amendment No. 1 to such Current Report on Form 8-K was filed by Envision.

                        ENVISION DEVELOPMENT CORPORATION

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ENVISION DEVELOPMENT CORPORATION
                                    Registrant

September 15, 2000
                                    /s/ Michael E. Amideo
                                    -----------------------------------
                                    Michael E. Amideo
                                    Chief Executive Officer and Chief
                                    Financial Officer (Principal Financial
                                    and Accounting Officer)


September 15, 2000
                                    /s/ Dean M. Willard
                                    -----------------------------------
                                    Dean M. Willard
                                    Chairman of the Board of Directors