Form 10-Q
period 2000-10-28
ENVISION DEVELOPMENT CORP /FL/
filed 2000-12-28
CIK 1087782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED OCTOBER 28, 2000

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


              7341 Anaconda Avenue, Garden Grove, California 92841
--------------------------------------------------------------------------------
                     (Address of principal executive office)


                                 N/A
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                100 Nickerson Road, Marlboro, Massachusetts 01752
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

    As of December 17, 2000, Envision Development Corporation had 12,066,000 shares of common stock, $0.01 par value, outstanding.

                        ENVISION DEVELOPMENT CORPORATION

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 28, 2000

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of October 28, 2000 and January 29, 2000

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 28, 2000 and October 30, 1999

Unaudited Condensed Consolidated Statement of Cash Flows for the Nine Months Ended October 28, 2000 and October 30, 1999

Unaudited Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 2. Changes in Securities and Use of Proceeds

ITEM 5. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

Signatures

                         CAUTIONARY STATEMENT REGARDING
                 FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning future results of operations and financial condition and are subject to known and unknown risks, uncertainties and other factors, some of which are beyond our control, that may cause the actual results, performance or achievements of Envision Development Corporation ("Envision" or the "Corporation") or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that contain words such as"believes," "expects," "anticipates," "intends," "estimates," "continue," "should," "could," "may," "plan," "project," "predict," "will" or similar expressions are forward-looking statements. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations, including, but not limited to:

         o Envision has ceased operations as discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this document.

         o There are no significant operations remaining in the Corporation due to the foreclosures and dispositions as discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this document.

         o Based on the value of Envision's assets and outstanding liabilities, it is unlikely that any shareholder would receive any cash from the sale of assets under a plan of liquidation, if such a plan were approved. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that resulted from the Corporation's subsequent decision to cease operations.

         o The ability to complete any plan of reorganization is dependent upon the ability of the Corporation to retain key personnel. Despite Envision's current inability to pay cash compensation, certain employees, officers and directors have continued to provide their services to the Corporation. There are no assurances that these individuals will continue to provide those services.

         o Due to the lack of funds, Envision was unable to engage accounting and legal professionals to review this document filed by us with the Securities and Exchange Commission ("SEC"). The Corporation has an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), even though compliance with such reporting requirements is economically burdensome. The Corporation may seek relief from the SEC from the reporting requirements under the Exchange Act. The Corporation anticipates that, if such relief is granted, it would attempt to continue to file current reports on Form 8-K to disclose material events along with any other reports that the SEC might require.

         o The delisting of Envision's common stock from the American Stock Exchange may materially impair the ability of the Corporation's stockholders to buy and sell shares.

         o Certain lawsuits and proceedings have been filed against us and others are threatened which, if determined or settled in a manner adverse to Envision, could further adversely affect the Corporation.

If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by Envision. These and other risks are detailed in the Annual Report on Form 10-K as of and for the year ended January 29, 2000 and in other documents filed by Envision with the SEC. Envision undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Accordingly, for those statements, Envision claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Envision undertakes no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. Envision's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        ENVISION DEVELOPMENT CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)



                                                                   October 28,             January 29,
                                                                       2000                    2000
                                                                  -------------           -------------
                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $      15,795           $   9,208,501
  Accounts receivable                                                   220,000                      --
  Prepaid expenses and other current assets                             213,095                      --
  Net assets from discontinued operations                                    --                 832,208
                                                                  -------------           -------------
     Total current assets                                               448,890              10,040,709

  Property and equipment, net                                           989,155                      --

  Intangibles                                                                --                      --

  Other assets                                                          209,699                      --
                                                                  -------------           -------------
    Total assets                                                  $   1,647,744           $  10,040,709
                                                                  =============           =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable and accrued expenses                           $   2,853,522           $     322,900
  Notes payable to stockholders                                       4,088,397                      --
  Capital lease obligations                                              56,120                      --
                                                                  -------------           -------------
     Total liabilities                                                6,998,039                 322,900
                                                                  -------------           -------------

Commitments and contingencies                                                --                      --
                                                                  -------------           -------------

Stockholders' (deficit) equity:
  Preferred stock, $0.01 par value, 5,000,000
      shares authorized, 0 shares issued and
      outstanding                                                            --                      --
  Common stock, $0.01 par value, 20,000,000
     shares authorized, 12,066,000 and 7,500,000 shares
       issued and outstanding as of October 28, 2000 and
       January 29, 2000, respectively                                   120,660                  75,000
  Additional paid in capital                                        288,104,213              15,194,771
  Deferred compensation                                              (1,746,813)                     --
  Accumulated deficit                                              (291,828,355)             (5,551,962)
                                                                  =============           =============
    Total stockholders' (deficit) equity                             (5,350,295)              9,717,809
                                                                  =============           =============

    Total liabilities and stockholders' equity                    $   1,647,744           $  10,040,709
                                                                  =============           =============



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        ENVISION DEVELOPMENT CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                 Three Months       Three Months        Nine Months        Nine Months
                                                    Ended               Ended              Ended              Ended
                                               October 28, 2000   October 30, 1999    October 28, 2000   October 30, 1999
                                               ----------------   ----------------    ----------------   ----------------
Revenue                                         $     293,515       $          --       $     786,934       $       --
Operating expenses                                  4,285,741                  --          12,380,711               --
Legal settlement                                           --                  --           9,850,000               --
Research and development                                   --                  --           1,154,370               --
In-process research and development                        --                  --           4,119,000               --
Depreciation and amortization                      13,171,842                  --          33,172,709               --
Impairment of intangibles                         113,494,411                  --         235,796,819               --
                                                -------------       -------------       -------------      -----------
        Total operating expenses                  130,951,994                  --         296,473,609               --
                                                -------------       -------------       -------------      -----------

Loss from operations, before minority
  interest, interest income (expense)
  net, other income and results of
 operations from discontinued
  operations                                     (130,658,479)                 --        (295,686,675)              --
Loss on sale of stock by subsidiary                        --                  --         (17,876,747)              --
Loss on sale of assets                               (510,150)                 --            (510,150)              --
Minority interest                                   2,351,856                  --           2,500,000               --
Interest expense, net                                (126,086)                 --             (12,188)              --
Other income                                          262,120                  --             262,120               --
                                                -------------       -------------       -------------      -----------

Loss from operations before results of
  operations from discontinued operations        (128,680,739)                 --        (311,323,640)              --
Income (loss) from discontinued operations                 --            (697,140)         (1,083,675)      (2,265,791)
(Loss) Gain on sale of discontinued
operations                                                 --                  --          26,130,922               --
                                                -------------       -------------       -------------      -----------

Net loss                                        $(128,680,739)      $    (697,140)      $(286,276,393)     $(2,265,791)
                                                =============       =============       =============      ===========

Basic and diluted loss per common share:

   Loss from continuing operations              $      (10.68)      $          --       $      (29.16)     $        --
   (Loss) income from discontinued
   operations                                              --                (0.12)               2.35           (0.43)
                                                -------------       -------------       -------------      -----------
   Net loss                                     $      (10.68)      $       (0.12)      $      (26.81)     $     (0.43)
                                                =============       =============       =============      ===========

Weighted average number of common shares
  outstanding used in basic and diluted
  calculation                                      12,053,978           5,879,121          10,678,026        5,269,360
                                                =============       =============       =============      ===========



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        ENVISION DEVELOPMENT CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                             Nine Months Ended
                                                                   -------------------------------------
                                                                    October 29,             October 30,
                                                                       2000                    1999
                                                                   -------------           -------------
  Cash flows from operating activities:
    Net loss                                                       $(286,276,393)          $  (2,265,791)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                   33,172,709                      --
      In process research and development                              4,119,000                      --
      Impairment of intangibles                                      235,796,819                      --
      Loss on legal settlement                                         9,850,000                      --
      Loss on sale of subsidiary stock                                17,876,747                      --
      Minority interest                                               (2,500,000)                     --
      Loss from discontinued operations                                1,083,675               2,265,791
      Gain of sale of discontinued operations                        (26,130,922)                     --
      Loss from sale of assets                                           510,150                      --
      Changes in operating assets and liabilities, net of
       effect of acquisitions and dispositions:
       Decrease in accounts receivable                                   289,243                      --
       Increase in prepaid expenses                                       33,117                      --
       Increase in other assets                                          (32,710)                     --
       Decrease in deferred revenue                                     (199,007)                     --
       Increase in accounts payable                                    1,911,034                      --
                                                                   -------------           -------------
  Net cash used by operating activities of continuing
    operations                                                       (10,496,538)                     --
  Net cash used by operating activities of discontinued
    operations                                                        (2,320,545)             (4,537,324)
                                                                   -------------           -------------
  Net cash used by operating activities                              (12,817,083)             (4,537,324)
                                                                   -------------           -------------
  Cash flows from investing activities:
    Purchase of property and equipment                                (1,039,017)                     --
    Advances to affiliates                                              (891,000)                     --
    Cash acquired from acquisitions                                      215,164                      --
                                                                   -------------           -------------
Net cash used in investing activities                                 (1,714,853)                     --
                                                                   -------------           -------------
Cash flows from financing activities:
    Payments on capital leases                                           (15,744)                     --
    Proceeds from issuance of stock                                      315,000              15,603,621
    Issuance of subsidiary stock                                          12,077                      --
    Proceeds from notes to stockholders                                5,160,000                      --
    Payments on notes to stockholders                                   (132,103)                     --
                                                                   -------------           -------------
    Net cash provided by financing activities                          5,339,230              15,603,621
                                                                   -------------           -------------
    Net decrease in cash and cash equivalents                         (9,192,706)             11,066,297
    Cash and cash equivalents, beginning of period                     9,208,501                 100,000
                                                                   -------------           -------------
    Cash and cash equivalents, end of period                       $      15,795           $  11,166,297





              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                        ENVISION DEVELOPMENT CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS FOR PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Envision Development Corporation ("Envision" or the "Corporation") include the accounts of Envision and its wholly and majority owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. All intercompany accounts and transactions have been eliminated. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes for the fiscal year ended January 29, 2000 which are included in Envision's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The balance sheet data as of January 29, 2000 was derived from audited financial statements, as adjusted to reflect the disposition of perfumania.com, inc. ("perfumania.com")(see Note 5). The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year. Certain prior year amounts have been reclassified in accordance with generally accepted accounting principles to conform with the current year presentation.

Envision ceased operations in November 2000 (see Note 2). Envision provided professional services to companies wishing to utilize the Internet for electronic commerce until the operations of the professional services subsidiary, Envision Development Corporation, a Massachusetts corporation, ("Envision Massachusetts") were sold on October 31, 2000 (see Note 5). Envision holds a five percent equity stake in LiQ, Inc. ("LiQ"), a developer and provider of collaborative software. LiQ was previously a wholly-owned subsidiary of Envision (see Note 9). Envision also holds a 57% equity stake in Interosa, Inc. ("Interosa"), a developer and provider of technologies used to secure and manage e-mail communications. Interosa ceased operations in November 2000 to organize a restructuring plan and to seek alternative sources of financing. A creditor foreclosed on the Interosa assets in December 2000 (see Note 2).

These financial statements were not reviewed by an independent public accountant and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that resulted from the Corporation's subsequent decision to cease operations.

NOTE 2 - RECENT DEVELOPMENTS AND LIQUIDITY

The Corporation has limited operating history with significant operating losses and its future capital needs and cash requirements exceed its current financial resources. Envision has historically relied on funding to finance operations under various financing arrangements with ZERO.NET, Inc. ("Zero.Net"), a significant shareholder, and Dominion Income Management Corporation ("Dominion"), a related company (see Note 7). These lending sources continued to provide loans until late November 2000 when the borrowings of the Corporation and its subsidiaries approached $5.0 million, including interest. At this point, further lending was terminated due to the delisting of Envision common stock from the American Stock Exchange and the Corporation's inability to meet revenue forecasts and other specific financial requirements of the lender. The loans were called by the lender.

Efforts to establish alternative financing sources were unsuccessful. Certain lenders who had previously financed operations of the Corporation's subsidiary, Interosa, declined to support the borrowing requirements of the business earlier in the year. The inability of the Corporation to obtain additional financing moved the Corporation's Board of Directors to direct management to cease operations in November 2000. The Board of Directors at Interosa took similar action and directed that management team to cease operations in November 2000. The lender to Interosa foreclosed on the Interosa assets on December 12, 2000. The lender has the right to complete a foreclosure proceeding against the assets of Envision as well. Due to the foreclosure of Interosa and the dispositions of Envision Massachusetts and LiQ, the Corporation has no significant operating assets.

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

Based on a preliminary independent third party appraisal, approximately $3.95 million was allocated to in-process research and development and expensed in the accompanying condensed consolidated statement of operations. This amount was developed by estimating the stage of development of in-process research and development projects at the date of the acquisition, estimating incremental cash flows generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 30%, which represents a premium to Envision's cost of capital to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The projections were based on management's estimates of market size and growth, expected trends in technology, expected research and development and selling and general administrative expenditures, and the expected timing of new product introductions. Approximately $24.7 million of the total purchase price was allocated to existing technology, which is being amortized over three years. The value of the existing technology was developed based on similar assumptions using a discount rate of 30%. Approximately $1.4 million of the purchase price was allocated to the valuation of the assembled workforce, which is also being amortized over three years. The value of the workforce was developed by estimating the cost to replace each employee based on average hiring and training costs. Approximately $50,000 of the purchase price was allocated to domain names, which is being amortized over three years. The remaining amount of the purchase price was allocated to goodwill, which is being amortized on a straight-line basis over three years. The projections used in developing the values should not be considered an accurate predictor of future performance for several reasons, including the consideration of many factors outside the control of the Corporation. These intangible assets are subject to review of recoverability based on various factors including Envision's ability to generate future revenues sufficient to warrant the intangible amounts capitalized. This ability is subject to various risks and many factors outside the control of the Corporation. Based upon a change in circumstances and due to the subsequent events, including the Corporation's loss of funding and the inability to secure alternative financing, management reviewed the recoverability of the carrying value of the assets (see Note 6).

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
                                                              ===========


LiQ, founded in 1999, was a development stage enterprise with no revenues. Based on a preliminary independent third party appraisal, approximately $169,000 was allocated to in-process research and development and expensed in the accompanying condensed consolidated statement of operations. This amount was developed by estimating the stage of development of in-process research and development projects at the date of the acquisition, estimating incremental cash flows generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 30%, which represents a premium to Envision's cost of capital to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The projections were based on management's estimates of market size and growth, expected trends in technology, expected research and development and selling and general administrative expenditures, and the expected timing of new product introductions. Approximately $6.7 million of the total purchase price was allocated to existing technology, which is being amortized over three years. The value of the existing technology was developed based on similar assumptions using a discount rate of 30%. Approximately $800,000 of the purchase price was allocated to the valuation of the workforce, which is also being amortized over three years. The value of the workforce was developed by estimating the cost to replace each employee based on average hiring and training costs. Approximately $100,000 of the purchase price was allocated to domain names, which is being amortized over three years. The remaining amount of the purchase price was allocated to goodwill, which is being amortized on a straight-line basis over three years. The projections used in developing the values should not be considered an accurate predictor of future performance for several reasons, including the consideration of many factors outside the control of the Corporation. These intangible assets are subject to review of recoverability based on various factors including Envision's ability to generate future revenues sufficient to warrant the intangible amounts capitalized. Based upon a change in circumstances and due to the subsequent events, including the Corporation's loss of funding and the inability to secure alternative financing, management reviewed the recoverability of the carrying value of the assets (see
Note 6). In December 2000, a significant portion of the investment in LiQ was returned to the original shareholders as a part of a legal settlement (see Note
9).

ENVISION DEVELOPMENT CORPORATION, A MASSACHUSETTS CORPORATION. On May 16, 2000, Envision acquired Envision Development Corporation, a Massachusetts corporation with the same name as the Corporation ("Envision Massachusetts"), pursuant to the terms of the First Amended and Restated Agreement and Plan of Merger, dated March 10, 2000, as amended by Amendment No. 1, dated May 12, 2000, Among Envision Development Corporation, a Florida corporation, perfumania.com, inc., a Florida corporation, Envision Acquisition Corporation ("EAC"), a Massachusetts corporation, Envision Development Corporation, a Massachusetts corporation, and the Stockholders of Envision Development Corporation, a Massachusetts corporation ("Envision Massachusetts Agreement"). Envision Massachusetts merged with and into EAC, a wholly owned subsidiary of the Corporation, with Envision Massachusetts surviving as a wholly-owned subsidiary of the Corporation. Envision Massachusetts is a professional services organization providing web site development and consulting services. Pursuant to Amendment No. 2 to the Envision Massachusetts agreement, the conversion ratio for the number of shares of Envision Massachusetts common stock to be converted into shares of Envision common stock was reduced to 1.91815 from 1.97711. Based on the amended conversion ratio, all the issued and outstanding common stock of Envision Massachusetts was converted into 1,467,953 shares of common stock, par value $0.01, of Envision, and all the issued and outstanding options for common stock of Envision Massachusetts were converted into 368,107 options for common stock of Envision with a weighted average exercise price of $14.40. The total purchase price is valued at approximately $102.6 million. The shares issued by the Corporation in connection with the Envision Massachusetts acquisition are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of 12 months from the date of issuance. The market value was calculated using the average of the closing price of the previous ten trading days of Envision common stock prior to consummation of the transaction. The number of shares of Envision common stock given in exchange for such shares of Envision Massachusetts common stock was determined by negotiations among the parties to the Envision Massachusetts Agreement.

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
                                                              ============


The remaining amount of the purchase price was allocated to goodwill which is being amortized on a straight-line basis over ten years. These intangible assets are subject to review of recoverability based on various factors including Envision's ability to generate future revenues sufficient to warrant the intangible amounts capitalized. This ability is subject to various risks and many factors outside the control of the Corporation. Based upon the change in circumstances due to the events of the departures of certain management personnel and employees during the second fiscal quarter and revised revenue estimates for the current and future periods, management reviewed the recoverability of the carrying amount of the assets(see Note 6).

On October 31, 2000, as part of Envision's strategy to reduce its burn rate, Envision sold the majority of the assets and transferred its customer obligations acquired from Envision Mass to a former employee of Envision (see
Note 5).

NOTE 5 - DISPOSITIONS

PERFUMANIA.COM. On May 10, 2000, Envision sold its wholly-owned subsidiary, perfumania.com, to E Com Ventures, Inc. ("E Com Ventures"), formerly known as Perfumania, Inc., pursuant to the terms of a Stock Purchase Agreement, dated April 29, 2000, among Envision, Zero.Net and E Com Ventures. Envision sold all the common stock of perfumania.com in exchange for 400,000 shares of common stock of Envision from E Com Ventures. The 400,000 shares of Envision common stock were valued at approximately $28.2 million. The market value was calculated using the average of the closing price of the previous ten trading days of Envision common stock prior to consummation of the transaction. The 400,000 shares of Envision common stock were retired subsequent to the acquisition. As part of the transaction, Zero.Net acquired 100,000 shares of common stock of Envision from E Com Ventures for $2,500,000. The disposition is accounted for as a discontinued operation, and accordingly, amounts in the accompanying condensed consolidated financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business are shown separately as discontinued operations in the accompanying condensed consolidated financial statements. The net assets from discontinued operations are primarily comprised of inventory, net of liabilities. Revenue for the six months ended July 29, 2000 and July 31, 1999 approximated $1.0 million and $390,000, respectively.

ENVISION MASSACHUSETTS. On October 31, 2000, Envision disposed of a majority of the assets of its wholly-owned subsidiary, Envision Massachusetts, pursuant to the terms of a letter agreement (the "Letter Agreement"), dated October 31, 2000, by and among Business Solutions Outpost Corporation, ("BSOC"), and Envision. Under this Letter Agreement, Envision disposed of certain computer equipment and was released from all of its client contract obligations and certain significant employment obligations, leases and other third party commitments. The acquirer, Robert R. Haskell II, President of BSOC, is the former Vice President of Sales for Envision. As a result of this transaction, Envision recorded a loss on the disposition of approximately $10.5 million, including a $10.0 million impairment of the remaining goodwill associated with the Envision Massachusetts acquisition.

NOTE 6 - INTANGIBLES, NET

As described in Note 4, the Corporation acquired Interosa, VP IP, LiQ and Envision Massachusetts during April 2000 and May 2000. The acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price of the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date including among others, existing technology, workforce, domain names, etc. The remaining amount of the purchase price following the allocation was allocated to goodwill and will be amortized on a straight-line basis over three to ten years. The Corporation assesses long-lived assets for impairment under the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. This evaluation of recoverability is based on the undiscounted estimated future cash flows of the business acquired over the remaining amortization period. Should the review indicate that the goodwill is not recoverable, the carrying value of the goodwill would be reduced by the estimated shortfall of the estimated future cash flows on a discounted basis.

Subsequent to the acquisitions of VP IP and Envision Massachusetts, the Corporation experienced significant changes related to the Envision Massachusetts and VP IP operations. Specifically, four executive officers of the Corporation, including William Patch and Alex Adampoulos, Chief Executive Officer and Executive Vice President, respectively, and a significant portion of the original Envision Massachusetts employees, primarily executives, management and administrative staff, either resigned or were terminated in the second fiscal quarter. Following the acquisition, executives of the original Envision Massachusetts were no longer involved in the operations. These executives had previously been involved in the day-to-day operations, including customer relations. Envision intensified its focus on the improvement of the operating performance of Envision Massachusetts. This focus led to revised estimates of future sales and future operating cash flows and several Envision Massachusetts employees were terminated to reduce operating expenses. The Corporation also cancelled the lease for the new corporate headquarters (see Note 9) due to revised projections of the number of employees and operating cash flows. These initial terminations, coupled with the change in management subsequent to the acquisition and the lease termination, were substantially disruptive to the remaining employees and to some of the customer relationships. Sales and operating cash flows were further revised and a new organizational structure was established to implement the strategic changes recommended by the Board of Directors of the Corporation. This new structure further reduced the number of employees through terminations and resignations. Mr. Patch and Mr. Adampoulos left the Corporation during this period. Mr. Patch and Mr. Adamopoulos were an integral part of the Envision Massachusetts acquisition as they negotiated the transaction and spent a significant portion of their time at the Corporation overseeing the Envision Massachusetts operations. Furthermore, Mr. Patch and Mr. Adamopoulos developed the VP IP software, URL and business plan and were an essential part of the planned implementation of the VP IP business plan. There is no alternative future use for the the VP IP software, URL or business plan.

As described in Note 2, the Envision's lender terminated the Corporations' lines of credit in November 2000 and called its loans. Management's efforts to obtain alternative sources of financing have not been successful.

As a result of the significance of the aforementioned events and circumstances, management began an evaluation of the recoverability of the intangible assets of Envision Massachusetts, VP IP, Interosa and LiQ. Management concluded from the results of these evaluations that a significant impairment of intangible assets had occurred, as consequence impairment charges of $113.5 million and $122.3 million were recorded during the three months periods ended October 29, 2000 and July 29, 2000, respectively.

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

On May 10, 2000, Envision sold perfumania.com (see Note 5).

Prior to the acquisition by Envision, Interosa entered into three notes payable for $300,000 each with Zero.Net, a significant stockholder of Envision, on February 28, 2000, March 15, 2000 and March 30, 2000. A fourth note payable for $200,000 was entered into with Zero.Net in April 2000. Each note payable is due on demand and bears interest at LIBOR plus 350 basis points. The interest is due bi-annually commencing in the third fiscal quarter of 2001. On June 28, 2000, this total outstanding debt amount, plus interest and additional cash totaling $2.5 million, was converted into 1,432,662 shares of Series C Interosa preferred stock. This represents all of the issued and outstanding Series C preferred stock of Interosa, a subsidiary of Envision. The Series C Interosa preferred stock is convertible into common stock of Interosa and has voting rights. As a result of the issuance of the Series C preferred stock, the Corporation's interest in Interosa has been reduced from 82.0% to 57.3%. Envision has recorded a loss of $17.9 million on the sale of subsidiary stock related to the issuance of these shares.

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

On September 11, 2000, Envision entered into a promissory note in the amount of $170,000 with Zero.net. This amount was advanced on July 29, 2000. On September 20 and October 5, 2000, Envision entered into promissory notes in the amount of $600,000 and $300,000, respectively, with Dominion. The notes are due upon demand, or if no demand before September 11, 2001, together with interest from the date for this note on the unpaid balance. The notes shall bear interest at the prime rate as quoted in The Wall Street Journal computed on the basis of the actual number of days elapsed and a calendar year of 365 days. In the event of a default, the balance shall be accelerated without further notice, and interest shall accrue thereon at the rate of 18% per annum until paid in full. The notes are secured by a security agreement dated September 11, 2000 for all property of Envision including but not limited to all tangible and intangible assets. There is no prepayment penalty.

On September 29, 2000, Interosa entered into a promissory note in the amount of $460,000 with Dominion. The full balance of the loan amount is due upon demand, or if no demand before September 29, 2001, together with interest from the date for this note on the unpaid balance. The note shall bear interest at the prime rate as quoted in the Wall Street Journal computed on the basis of the actual number of days elapsed and a calendar year of 365 days. In the event of a default, the balance shall be accelerated without further notice, and interest shall accrue thereon at the rate of 18% per annum until paid in full. The note is secured by a security agreement for all property of Interosa, including, but not limited to, all tangible and intangible assets. There is no prepayment penalty. Payment was demanded on November 30, 2000 and the collateral repossessed on December 12, 2000.

On October 31, 2000, Interosa entered into a promissory note in the amount of $250,000 with Dominion. The full balance of the loan amount is due upon demand, or if no demand before October 31, 2001, together with interest from the date for this note on the unpaid balance. The note shall bear interest at the prime rate as quoted in the Wall Street Journal computed on the basis of the actual number of days elapsed and a calendar year of 365 days. In the event of a default, the balance shall be accelerated without further notice, and interest shall accrue thereon at the rate of 18% per annum until paid in full. The note is secured by a security agreement for all property of Interosa, including, but not limited to, all tangible and intangible assets. There is no prepayment penalty. Payment was demanded on November 30, 2000 and the collateral repossessed on December 12, 2000.

Pursuant to the acquisition of LiQ, Envision assumed two LiQ shareholder loans totaling approximately $527,000. The loans have no repayment terms or stated interest rate. Envision repaid approximately $132,000 during the second fiscal quarter.

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

Potentially dilutive shares for the three and nine months ended October 28, 2000 and October 30, 1999 have not been included in the diluted loss per share because their effects would be anti-dilutive due to the losses incurred by Envision. Accordingly, diluted loss per common share is the same as basic loss per common share for the periods presented.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS. Envision entered into employment agreements with four of its executive officers for a three-year period. Among the provisions of the employment agreements, the executive officers will receive aggregate salaries of $715,000, aggregate annual and sign-on bonuses of $722,500 and stock options to buy 1,346,547 shares of common stock at an exercise price ranging from $22.00 to $26.13 per share. William Patch and Alex Adamopoulos, two of the four executive officers, are no longer with the Corporation (see Legal Proceedings - William Patch, Alex Adamopoulos and Jill Haselman). The remaining officers of the corporation have deferred all compensation since November 2000.

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

On August 22, 2000, Envision and Biz2Net agreed upon the form of a Settlement Agreement and Release ("Settlement Agreement"), having reached agreement in principle to resolve the dispute. No party to the lawsuit admitted or denied liability. The Settlement Agreement is and will remain confidential but for certain exceptions provided for in the agreement. Pursuant to the Settlement Agreement, Envision shall transfer 800,000 shares of Envision common stock to Biz2Net. The shares issued by the Corporation in connection with the Biz2Net settlement will not be registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of 12 months from the date of issuance. During the restriction period, the shares may not be voted except in matters that would dilute Biz2Net's ownership percentage.

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

On July 27, 2000, Envision received notice of a complaint filed by Mr. Shah, Mr. Keusch and Alan Nathan ("Plaintiffs") in the United States District Court, Southern District of New York, naming Envision and Andrew L. Evans as defendants. Plaintiffs are shareholders of Envision. The complaint was filed under seal by the plantiffs. In its complaint, LiQ, among other things, sought to rescind the merger between LiQ and Envision (see Note 4). On August 24, 2000, Envision moved to dismiss the matter on subject matter jurisdiction grounds.

On December 5, 2000, a settlement was reached by all parties. Per the settlement, the Plantiffs shall transfer to Envision all of the shares of Envision common stock received as consideration in connection with the merger of Envision and LiQ. Envision will transfer 950 of the 1,000 shares of LiQ common stock to the Plantiffs and retain 50 shares of LiQ common stock which will represent a five percent ownership of LiQ. The defendants will also pay $200,000 to the Plantiffs. The Plantiffs also assumed approximately $300,000 in accounts payable from Envision. Per the Settlement Agreement, each former LiQ shareholder is not required to exchange their Envision common stock for LiQ common stock and may elect to retain their Envision common stock.

LEGAL PROCEEDINGS - WILLIAM PATCH, ALEX ADAMOPOULOS AND JILL HASELMAN. On September 11, 2000, Envision received notice of a complaint filed by William Patch, Alex Adamopoulos and Jill Haselman, former executive officers of Envision, ("Plantiffs") in the Superior Court, County of Middlesex, Commonwealth of Massachusetts naming Envision Development Corporation, Dean Willard, Michael Amideo, Andrew Evans and Zero.Net as defendants. In their complaint, the Plantiffs, among other things, allege that Envision breached the employment contracts of each defendant and seek severance benefits. Envision believes that William Patch, Alex Adamopoulos, and Jill Haselman were terminated for cause. The ultimate outcome of the litigation cannot be ascertained at this time.

LEGAL PROCEEDINGS. The Corporation is also involved in legal proceedings and litigation arising from the normal course of business. Losses with respect to these legal proceedings could be material to the Corporation's financial position.

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

RECENT DEVELOPMENTS

On October 25, 2000, Envision was notified by the American Stock Exchange ("Exchange") that the Exchange intended to file an application with the SEC to delist our shares from the Exchange. On November 6, 2000, the Corporation's common stock ceased trading on the Exchange. The delisting was a result of our failure to meet certain Exchange requirements for continued listing.

On October 31, 2000, Envision disposed of a majority of the assets of its wholly-owned subsidiary, Envision Massachusetts, pursuant to the terms of a letter agreement (the "Letter Agreement"), dated October 31, 2000, by and among Business Solutions Outpost Corporation, ("BSOC"), and Envision. Under this Letter Agreement, Envision disposed of certain computer equipment and was released from all of its client contract obligations and certain other liabilities, including employee liabilities, leases and other third party commitments. The acquirer, Robert R. Haskell II, President of BSOC, is the former Vice President of Sales for Envision Massachusetts. As a result of this transaction, Envision recorded a loss on the disposition of Envision Massachusetts of approximately $10.5 million, including a $10.0 million impairment of the remaining goodwill associated with the Envision Massachusetts acquisition.

The Corporation has limited operating history with significant operating losses and its future capital needs and cash requirements exceed its current financial resources. Envision has historically relied on funding to finance operations under various financing arrangements with ZERO.NET, Inc. ("Zero.Net"), a significant shareholder, and Dominion Income Management Corporation ("Dominion"), a related company (see Note 7). These lending sources continued to provide loans until late November 2000 when the borrowings of the Corporation and its subsidiaries approached $5.0 million, including interest. At this point, further lending was terminated due to the delisting of Envision common stock from the American Stock Exchange and the Corporation's inability to meet revenue forecasts and specific financial requirements of the lender. The loans were called by the lender.

Efforts to establish alternative financing sources were unsuccessful. Certain lenders who had previously financed operations of the Corporation's subsidiary, Interosa, declined to support the borrowing requirements of the business earlier in the year. The inability of the Corporation to obtain additional financing moved the Corporation's Board of Directors to direct management to cease operations in November 2000. The Board of Directors at Interosa took similar action and directed that management team to cease operations in November 2000. The lender to Interosa foreclosed on the Interosa assets on December 12, 2000. The lender has the right to complete a foreclosure proceeding against the assets of Envision as well. Due to the foreclosure of Interosa and the dispositions of Envision Massachusetts and LiQ, the Corporation has no significant operating assets.

On December 5, 2000, a Settlement Agreement and Release ("Settlement Agreement") was reached by all parties of the LiQ legal proceedings (see Note 9) which resulted in the effective transfer of 95% of Envision's investment in LiQ to the Plantiffs and the assumption of approximately $300,000 in accounts payable by the Plantiffs. The defendants will also pay $200,000 to the Plantiffs.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

REVENUE. Revenues of approximately $294,000 and $787,000 for the three and nine months ended October 28, 2000, respectively, represent fees generated from professional services performed by Envision Massachusetts during the second and third quarters. Envision provides services on a time and material basis and fixed-price, fixed time-frame basis. When services are provided on a time and materials basis, revenue is recognized as costs are incurred. When services are provided on a fixed-price, fixed-timeframe basis, an internally developed process to estimate and propose fixed prices for such projects is used. The estimation process accounts for standard billing rates particular to each project, the technology environment and application type to be applied, and the project's timetable and overall technical complexity. An Envision management member must approve all fixed-price proposals. For these contracts, revenue is recognized using a percentage-of-completion method primarily based on costs incurred. Provisions for estimated losses on uncompleted contracts are made on a contract by contract basis and such provisions are recognized in the period in which the losses are determined.

Financial results from professional services may fluctuate from quarter to quarter based on such factors as the number, complexity, size, scope and lead time of projects. More specifically, these fluctuations can result from the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions. In addition, revenue from a large client may constitute a significant portion of total revenue in a particular quarter.

On October 31, 2000, Envision disposed of a majority of the assets of Envision Massachusetts, the subsidiary which generated the revenue from professional services. In relation to the disposition, Envision was released from all of its client contract obligations and certain liabilities relating to employees, leases, and certain commitments to third parties.

OPERATING EXPENSES. Operating expenses consist primarily of payroll and related expenses, severance, professional fees, facilities costs and other general corporate expenses. Operating expenses approximated $4.3 million and $12.4 million for the three and nine months ended October 28, 2000, respectively.

LEGAL SETTLEMENT. Legal settlement consists of the fair market value of shares issued to Biz2Net in connection with the settlement agreement (see Note 9).

RESEARCH AND DEVELOPMENT. Research and development for nine months ended October 28, 2000 was $1.2 million. This is primarily comprised of research and development expenses for the Interosa and LiQ products.

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, primarily amortization of intangible assets, for the three and nine months ended October 28, 2000 was $13.2 million and $33.2 million, respectively. Intangible assets are amortized on a straight-line basis over three to ten years. These intangible assets are subject to review of recoverability based on various factors including Envision's ability to generate future revenues sufficient to warrant the intangible amounts capitalized. The value of the intangible assets was impaired during the second and third fiscal quarters.

IMPAIRMENT OF INTANGIBLES. As a result of the significance of the events and circumstances described in Note 6 to the condensed consolidated financial statements, management began an evaluation of the recoverability of the assets of Interosa, LiQ, Envision Massachusetts and VP IP. Management concluded from the results of these evaluations that a significant impairment of intangible assets had occurred based on the methodology described in Note 6. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. Impairment charges approximating $113.5 million and $225.8 million were recorded during the three and nine months ended October 28, 2000, respectively.

OTHER INCOME. Other income of approximately $262,000 for the three months ended October 28, 2000 primarily relates to the disposition of the lease for the corporate headquarters in Marlboro, Massachusetts.

DISCONTINUED OPERATIONS. Losses from discontinued operations approximated $1.1 million for the nine months ended October 28, 2000 compared to a loss of approximately $2.3 million for the same period in 1999.

NET LOSS. As a result of the factors discussed above, primarily relating to impairment charges, depreciation and amortization and litigation charges, the net loss approximated $128.7 million and $286.3 million for the three and nine months ended October 28, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Envision's principal capital requirements are for working capital purposes, including payroll and general operating expenses.

At October 28, 2000, the Corporation had negative working capital of $5.4 million compared to working capital of $8.9 million (excluding assets from discontinuing operations of $832,000) at January 29, 2000. The decrease in working capital was due mainly to the decrease in cash used for operating expenses along with increase in accounts payable and accrued expenses and notes payable to stockholders. The results also reflect the consolidation of the acquisitions.

During the nine months ended October 28, 2000, the Corporation used approximately $12.8 million in our operating activities. This was mainly the result of losses from continuing operations of $311.3 million offset by impairment and amortization of goodwill, losses on Biz2Net litigation, loss on sale of stock by subsidiary, an increase in accounts payables and accrued expenses and the gain on the sale of discontinued operations.

Net cash used in investing activities approximated $1.7 million for the nine months ended October 28, 2000. These expenditures are primarily related to the purchase of computer hardware and software to support the operations and advances to affiliates.

Net cash provided by financing activities approximated $5.3 million for the nine months ended October 28, 2000 was primarily provided by lenders (see Note 7).

The Corporation has limited operating history with significant operating losses and its future capital needs and cash requirements exceed its current financial resources. Envision has historically relied on funding to finance operations under various financing arrangements with ZERO.NET, Inc. ("Zero.Net"), a significant shareholder, and Dominion Income Management Corporation ("Dominion"), a related company (see Note 7). These lending sources continued to provide loans until late November 2000 when the borrowings of the Corporation and its subsidiaries approached $5.0 million, including interest. At this point, further lending was terminated due to the delisting of Envision common stock from the American Stock Exchange and the Corporation's inability to meet revenue forecasts and specific financial requirements of the lender. The loans were called by the lender.

Efforts to establish alternative financing sources were unsuccessful. Certain lenders who had previously financed operations of the Corporation's subsidiary, Interosa, declined to support the borrowing requirements of the business earlier in the year. The inability of the Corporation to obtain additional financing moved the Corporation's Board of Directors to direct management to cease operations in November 2000. The Board of Directors at Interosa took similar action and directed that management team to cease operations in November 2000. The lender to Interosa foreclosed on the Interosa assets on December 12, 2000. The lender has the right to complete a foreclosure proceeding against the assets of Envision as well. Due to the foreclosure of Interosa and the dispositions of Envision Massachusetts and LiQ, the Corporation has no significant operating assets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, which delays the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). Among other provisions, SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS 133.

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

ITEM 5. OTHER INFORMATION

The information set forth in "Recent Developments" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this report is incorporated by reference into Part II of this report.

The information set forth in Note 2, "Recent Developments and Liquidity", Note 5, "Dispositions", Note 7, "Related Party Transactions" and Note 9, "Commitments and Contingencies" of the condensed consolidated financial statements included in Part I of this report is incorporated by reference into Part II of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as a part of this report:

27.1     Financial Data Schedule

99.1 Press release, dated November 29, 2000, announcing the decision to temporarily cease operations

99.2     Press release, dated November 27, 2000, announcing the loss of funding

99.3 Press release, dated November 6, 2000, announcing the delistment from the American Stock Exchange

99.4 Press release, dated October 25, 2000, announcing the commencement of delisting procedures by the American Stock Exchange

         (b) Reports on Form 8-K

On November 15, 2000, Envision filed a Current Report on Form 8-K dated October 31, 2000, to report certain information under Item 2, Acquisition or Disposition of Assets, regarding the disposition of Envision Massachusetts.

On November 6, 2000, Envision filed a Current Report on Form 8-K dated November 6, 2000, to report certain information under Item 5, Other Events, to describe legal proceedings.

On October 31, 2000, Envision filed a Current Report on Form 8-K dated October
31,

2000, to report certain information under Item 5, Other Events, to announce the resignations of Alan Rudd and Sunny Vanderbeck.

On October 26, 2000, Envision filed a Current Report on Form 8-K dated October 25, 2000, to report certain information under Item 5, Other Events, to attach a press release describing the intention of the American Stock Exchange to file an application with the SEC to delist the Corporation's shares from the exchange.

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

                                    ENVISION DEVELOPMENT CORPORATION
                                    Registrant



December 23, 2000                   /s/ Dean M. Willard
                                    -----------------------------------
                                    Dean M. Willard
                                    Chairman of the Board of Directors